Form 10-Q
period 2026-03-31
Beacon Financial Corp
filed 2026-05-11
CIK 1108134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

At April 30, 2026, the number of shares of common stock, par value $0.01 per share, outstanding was 83,816,086.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
i

Glossary of Acronyms and Terms
2021 Plan	Brookline Bancorp, Inc. 2021 Stock Option and Incentive Plan
2025 Plan	Beacon Financial Corporation 2025 Stock Option and Incentive Plan
ACL	Allowance for Credit Losses
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
Bank	Beacon Bank & Trust
C&I	Commercial and industrial
Clarendon Private	Clarendon Private, LLC
CMOs	Collateralized mortgage obligations
CODM	Chief Operating Decision Maker
Company	Beacon Financial Corporation and its subsidiaries
Core deposits	Demand checking, NOW, non-payroll money market and savings accounts
CRE	Commercial real estate
Customer Deposits	Total deposits excluding brokered deposits and payroll deposits
Eastern Funding	Eastern Funding, LLC
EPS	Earnings per Share
EVE	Economic Value of Equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Boston
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FRB	Board of Governors of the Federal Reserve System
GAAP	U.S generally accepted accounting principles
GNMA	Government National Mortgage Association
GSEs	U.S. Government-sponsored enterprises
IBORs	Interbank Offered Rates
Legacy Berkshire	Berkshire Hills Bancorp, Inc. prior to the closing of the Transaction
LEQ	Loan equivalency
MBSs	Mortgage-backed securities
OAEM	Other Assets Especially Mentioned
OCI	Other comprehensive income
OREO	Other Real Estate Owned
PAM	Proportional amortization method
Plans	The 2021 Plan and the 2025 Plan
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At March 31, 2026	At December 31, 2025
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$185,692	$201,557
Short-term investments	927,256	1,840,188
Total cash and cash equivalents	1,112,948	2,041,745
Investment securities available-for-sale	1,718,710	1,688,768
Total investment securities	1,718,710	1,688,768
Allowance for investment security credit losses	(141)	(94)
Net investment securities	1,718,569	1,688,674
Loans and leases:
Commercial real estate loans	9,957,408	10,012,094
Commercial loans and leases	4,011,974	3,947,363
Consumer loans	3,954,774	4,070,095
Total loans and leases	17,924,156	18,029,552
Allowance for loan and lease losses	(244,377)	(252,839)
Net loans and leases	17,679,779	17,776,713
Restricted equity securities	97,441	87,438
Premises and equipment, net of accumulated depreciation of $116,239 and $112,926, respectively	161,141	162,474
Right-of-use asset operating leases	84,851	82,817
Deferred tax asset	142,827	149,487
Goodwill	355,269	351,613
Identified intangible assets, net of accumulated amortization of $37,446 and $29,118, respectively	181,234	189,562
OREO and repossessed assets, net	2,623	2,591
Cash surrender value of bank-owned life insurance policies	336,980	334,442
Other assets	353,954	352,816
Total assets	$22,227,616	$23,220,372
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$3,861,000	$4,032,529
Interest-bearing deposits:
NOW accounts	1,520,600	1,445,894
Savings accounts	3,088,857	2,954,029
Money market accounts	4,393,607	4,636,548
Payroll deposits accounts	1,213,861	1,878,758
Certificate of deposit accounts	4,085,511	4,156,540
Brokered deposit accounts	128,844	410,359
Interest-bearing deposits	14,431,280	15,482,128
Total deposits	18,292,280	19,514,657
Borrowed funds:
Advances from the FHLB	822,091	555,788
Subordinated debentures and notes	198,989	198,572
Other borrowed funds	51,423	34,000
Total borrowed funds	1,072,503	788,360
Operating lease liabilities	92,820	90,713
Reserve for unfunded credits	16,555	13,746
Accrued expenses and other liabilities	248,677	316,835
Total liabilities	19,722,835	20,724,311

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 89,576,403 shares issued, respectively	896	896
Additional paid-in capital	2,172,982	2,171,885
Retained earnings	504,976	485,862
Accumulated other comprehensive (loss) income	(31,411)	(20,002)
Treasury stock, at cost; 5,548,772 shares and 5,545,511 shares, respectively	(142,662)	(142,580)
Total stockholders' equity	2,504,781	2,496,061
Total liabilities and stockholders' equity	$22,227,616	$23,220,372
See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended March 31,
	2026	2025
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$266,935	$143,309
Debt securities	16,510	6,765
Restricted equity securities	843	1,203
Short-term investments	8,096	2,451
Total interest and dividend income	292,384	153,728
Interest expense:
Deposits	93,056	53,478
Borrowed funds	8,554	14,420
Total interest expense	101,610	67,898
Net interest income	190,774	85,830
Provision for credit losses on loans	7,899	5,974
Provision for credit losses on investments	47	12
Net interest income after provision for credit losses	182,828	79,844
Non-interest income:
Deposit fees	8,347	2,361
Loan fees	2,366	393
Loan level derivative income	775	70
Gain on sales of loans and leases held-for-sale	2,689	24
Wealth management fees	4,464	1,491
Other	5,306	1,321
Total non-interest income	23,947	5,660
Non-interest expense:
Compensation and employee benefits	69,650	35,853
Occupancy	13,097	5,721
Equipment and data processing	20,127	7,012
Professional services	2,462	1,726
FDIC insurance	4,320	2,037
Advertising and marketing	1,679	868
Amortization of identified intangible assets	8,328	1,430
Merger and restructuring expense	13,025	971
Other	8,134	4,404
Total non-interest expense	140,822	60,022
Income before provision for income taxes	65,953	25,482
Provision for income taxes	19,736	6,382
Net income	$46,217	$19,100
Earnings per common share:
Basic	$0.55	$0.21
Diluted	0.55	0.21
Weighted average common shares outstanding:
Basic	83,816,086	89,103,510
Diluted	83,903,440	89,567,747
Dividends paid per common share	$0.3225	$0.135

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Net income	$46,217	$19,100

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(15,271)	12,581
Income tax (expense) benefit	3,926	(2,844)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(11,345)	9,737

Cash flow hedges:
Change in fair value of cash flow hedges	(155)	348
Income tax (expense) benefit	43	(98)
Net change in fair value of cash flow hedges, net of taxes	(112)	250

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(67)	(534)
Income tax (expense) benefit	19	137
Net reclassification adjustment for change in fair value of cash flow hedges	(48)	(397)

Net change in fair value of cash flow hedges	(64)	$647

Other comprehensive gain (loss), net of taxes	(11,409)	10,384

Comprehensive income	34,808	29,484

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended March 31, 2026 and 2025

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2025	$896	$2,171,885	$485,862	$(20,002)	$(142,580)	$2,496,061
Net income	—		46,217	—	—	46,217
Other comprehensive income (loss)	—	—	—	(11,409)	—	(11,409)
Common stock dividends of $0.3225 per share	—	—	(27,034)	—	—	(27,034)
Restricted stock awards issued, net of awards surrendered	—	82	—	—	(82)	—
Compensation under recognition and retention plans	—	1,015	(69)	—	—	946
Balance at March 31, 2026	$896	$2,172,982	$504,976	$(31,411)	$(142,662)	$2,504,781

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net income	—	—	19,100	—	—	19,100
Other comprehensive income (loss)	—	—	—	10,384	—	10,384
Common stock dividends of $0.135 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	168	—	—	(208)	(40)
Compensation under recognition and retention plan	—	944	(116)	—	—	828
Balance at March 31, 2025	$970	$903,696	$465,898	$(42,498)	$(87,884)	$1,240,182

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Cash flows from operating activities:
Net income	$46,217	$19,100
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	7,946	5,986
Deferred income tax expense	10,610	1,365
Depreciation of premises and equipment	3,312	1,830
Accretion of investment securities premiums and discounts, net	(5,299)	(1,266)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(9,372)	(1,334)
Amortization of identified intangible assets	8,328	1,430
Amortization of debt issuance costs	1	25
Amortization of other acquisition fair value adjustments, net	1,657	152
Gain on sales of loans and leases held-for-sale	(2,689)	(24)
Write-down of other repossessed assets	—	281
Compensation under recognition and retention plans	946	828
Net change in:
Cash surrender value of bank-owned life insurance	(2,539)	(512)
Other assets	(4,881)	28,931
Accrued expenses and other liabilities	(68,086)	(48,778)
Net cash (used for) provided from operating activities	(13,849)	8,014

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	89,225	27,179
Purchases of investment securities available-for-sale	(129,139)	(651)
Proceeds from redemption/sales of restricted equity securities	20,528	18,326
Purchase of restricted equity securities	(30,531)	(2,708)
Proceeds from sales of loans and leases net	37,800	8,000
Net decrease in loans and leases	66,054	122,110
(Purchase) sale of premises and equipment, net	(2,249)	481
Proceeds from sales of other repossessed assets	20	122
Net cash provided from investing activities	51,708	172,859

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(881,751)	70,532
Decrease in certificates of deposit and brokered deposits	(341,513)	(60,836)
Proceeds from FHLB advances	1,151,346	222,000
Repayment of FHLB advances	(885,127)	(620,078)
Increase in other borrowed funds, net	17,423	34,025
Decrease in mortgagors' escrow accounts, net	—	(611)
Payment of dividends on common stock	(27,034)	(12,029)
Net cash used for financing activities	(966,656)	(366,997)
Net decrease in cash and cash equivalents	(928,797)	(186,124)
Cash and cash equivalents at beginning of period	2,041,745	543,670
Cash and cash equivalents at end of period	$1,112,948	$357,546

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$100,552	$69,004
Income taxes	3,678	1,623
Non-cash investing activities:
Transfer from loans to other repossessed assets	52	217

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
Beacon Bank & Trust operates 144 full-service banking offices in New England and New York with three additional lending offices. The Bank's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England and New York, origination of commercial loans and leases, investment in debt and equity securities, and the offering of cash management and wealth, trust and investment advisory services. The Company also provides specialty equipment financing through its subsidiary Eastern Funding and provides small business lending through its subsidiary 44 Business Capital, both of which operate as national business lines.
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
Basis of Financial Statement Presentation
The unaudited consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the SEC for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures considered necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the entire year. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
(2) Recent Accounting Pronouncements
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"). This ASU aligns the initial recognition of the allowance for loan losses on purchased loans between PCD and non‑PCD assets by applying the gross‑up approach previously required only for PCD loans. The Company elected to adopt this ASU effective January 1, 2025, and applied it to the Transaction completed in the third quarter of 2025, as permitted under the guidance.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expense". This ASU updates the disclosure and presentation requirements for certain expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
(3) Investment Securities
Investment Securities Available-for-Sale
The following tables set forth investment securities available-for-sale at the dates indicated:

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,035	$257	$12,696	$178,596
GSE CMOs	563,834	797	11,050	553,581
GSE MBSs	326,216	2,027	12,119	316,124
Municipal obligations	225,345	3,570	427	228,488
Corporate debt obligations	35,359	760	125	35,994
U.S. Treasury bonds	419,142	876	14,591	405,427
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,761,431	$8,287	$51,008	$1,718,710

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,449	$512	$12,284	$173,677
GSE CMOs	500,446	2,784	6,660	496,570
GSE MBSs	334,476	3,009	11,740	325,745
Municipal obligations	231,924	8,305	13	240,216
Corporate debt obligations	39,209	863	49	40,023
U.S. Treasury bonds	424,214	1,727	13,904	412,037
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,716,218	$17,200	$44,650	$1,688,768
As of March 31, 2026, the fair value of all investment securities available-for-sale was $1.7 billion, with net unrealized losses of $42.7 million, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of March 31, 2026, $1.0 billion, or 59.5% of the portfolio, had gross unrealized losses of $51.0 million, compared to $552.9 million, or 32.7% of the portfolio, with gross unrealized losses of $44.7 million as of December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company did not classify any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of March 31, 2026 and December 31, 2025, respectively, $1.3 billion and $1.2 billion of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank had no outstanding FRB borrowings as of March 31, 2026 and December 31, 2025.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $8.0 million as of March 31, 2026, compared to $7.2 million as of December 31, 2025.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the three months ended March 31, 2026 and 2025.
Assessment for Available for Sale Securities for Impairment
Investment securities as of March 31, 2026 and December 31, 2025 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At March 31, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$35,401	$89	$112,099	$12,607	$147,500	$12,696
GSE CMOs	421,535	4,422	48,411	6,628	469,946	11,050
GSE MBSs	8,809	11	122,292	12,108	131,101	12,119
Municipal obligations	29,286	236	7,194	191	36,480	427
Corporate debt obligations	10,025	125	—	—	10,025	125
U.S. Treasury bonds	9,813	181	217,385	14,410	227,198	14,591
Total temporarily impaired investment securities	$514,869	$5,064	$507,381	$45,944	$1,022,250	$51,008

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$32	$1	$103,884	$12,283	$103,916	$12,284
GSE CMOs	68,184	460	45,145	6,200	113,329	6,660
GSE MBSs	79	1	114,594	11,739	114,673	11,740
Municipal obligations	9,721	11	391	2	10,112	13
Corporate debt obligations	4,943	41	2,666	8	7,609	49
U.S. Treasury bonds	—	—	203,283	13,904	203,283	13,904
Total temporarily impaired investment securities	$82,959	$514	$469,963	$44,136	$552,922	$44,650

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of March 31, 2026. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
In the following discussion, purchase activity excludes the impact of the Transaction.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of March 31, 2026, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $345.0 million compared to $285.4 million as of December 31, 2025
As of March 31, 2026, the Company owned 31 GSE debentures with a total fair value of $178.6 million, and a net unrealized loss of $12.4 million. As of December 31, 2025, the Company held 38 GSE debentures with a total fair value of $173.7 million, with a net unrealized loss of $11.8 million. As of March 31, 2026, 21 of the 31 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 17 of the 38 securities in this portfolio were in an unrealized loss

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
position. During the three months ended March 31, 2026 the Company purchased $20.0 million of GSE debentures compared to the same period in 2025 when the Company did not purchase any GSE debentures.
As of March 31, 2026, the Company owned 144 GSE CMOs with a total fair value of $553.6 million and a net unrealized loss of $10.3 million. As of December 31, 2025, the Company held 136 GSE CMOs with a total fair value of $496.6 million with a net unrealized loss of $3.9 million. As of March 31, 2026, 122 of the 144 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 57 of the 136 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2026 the Company purchased $79.6 million of GSE CMOs compared to the same period in 2025, when the Company did not purchase any GSE CMOs.
As of March 31, 2026, the Company owned 193 GSE MBSs with a total fair value of $316.1 million and a net unrealized loss of $10.1 million. As of December 31, 2025, the Company held 194 GSE MBSs with a total fair value of $325.7 million with a net unrealized loss of $8.7 million. As of March 31, 2026, 98 of the 193 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 85 of the 194 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2026, the Company did not purchase any GSE MBSs compared to the same period in 2025 when the Company purchased $.0 million of GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of March 31, 2026, the Company owned 238 municipal obligation securities with a total fair value of $228.5 million and a net unrealized gain of $3.1 million. As of December 31, 2025, the Company owned 242 municipal obligation securities with a total fair value of $240.2 million and a net unrealized gain of $8.3 million. As of March 31, 2026, 43 of the 238 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 12 of the 242 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2026, the Company purchased $32.0 thousand of municipal securities compared to the same period in 2025 when the Company purchased $0.2 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of March 31, 2026, the Company held 19 corporate obligation securities with a total fair value of $36.0 million and a net unrealized gain of $0.6 million. As of December 31, 2025, the Company held 16 corporate obligation securities with a total fair value of $40.0 million and a net unrealized gain of $0.8 million. As of March 31, 2026, 4 of the 19 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 2 of the 16 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2026 and 2025, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of March 31, 2026, the Company owned 51 U.S. Treasury bonds with a total fair value of $405.4 million and a net unrealized loss of $13.7 million. As of December 31, 2025, the Company held 54 U.S. Treasury bonds with a total fair value of $412.0 million and a net unrealized loss of $12.2 million. As of March 31, 2026, 30 of the 51 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 25 of the 54 securities in this portfolio were in an unrealized loss position. During the three months ended March 31, 2026, the Company purchased $29.5 million of U.S. Treasury bonds, compared to the same period in 2025 when the Company did not purchase U.S. Treasury bonds.
Foreign Government Obligations
As of March 31, 2026 and December 31, 2025, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of March 31, 2026 and December 31, 2025, the security was held at par. During the three months ended March 31, 2026 the Company did not purchase any foreign government obligation, compared to the same period in 2025 when the Company repurchased the foreign government obligation that had matured.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At March 31, 2026			At December 31, 2025
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$115,150	$114,990	3.68%	$145,787	$146,092	3.89%
After 1 year through 5 years	504,732	484,744	2.97%	472,284	454,138	2.76%
After 5 years through 10 years	245,821	239,804	3.37%	246,784	242,931	3.56%
Over 10 years	895,728	879,172	4.18%	851,363	845,607	4.18%
	$1,761,431	$1,718,710	3.69%	$1,716,218	$1,688,768	3.69%
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
As of March 31, 2026, issuers of debt securities with an estimated fair value of $951.5 million had the right to call or prepay the obligations. Of the $951.5 million, approximately $103.9 million matures in less then 1 year, $386.8 million matures in 1-5 years, $201.2 million matures in 6-10 years, and $259.6 million matures after ten years. As of December 31, 2025, issuers of debt securities with an estimated fair value of approximately $965.2 million had the right to call or prepay the obligations. Of the $965.2 million, approximately $12.4 million matures in less then 1 year, $111.4 million matures in 1-5 years, $157.1 million matures in 6-10 years, and $684.3 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the three months ended March 31, 2026 and 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At March 31, 2026		At December 31, 2025
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$7,187,735	5.54%	$7,235,397	5.58%
Multi-family mortgage	2,148,297	5.27%	2,155,980	5.29%
Construction	621,376	6.55%	620,717	6.61%
Total commercial real estate loans	9,957,408	5.54%	10,012,094	5.58%
Commercial loans and leases:
Commercial	2,938,469	6.27%	2,784,152	6.34%
Equipment financing	1,073,505	8.67%	1,163,211	8.55%
Total commercial loans and leases	4,011,974	6.91%	3,947,363	6.99%
Consumer loans:
Residential mortgage	3,167,549	4.81%	3,233,425	4.82%
Home equity	656,237	6.30%	695,307	6.30%
Other consumer	130,988	5.27%	141,363	5.25%
Total consumer loans	3,954,774	5.07%	4,070,095	5.09%
Total loans and leases	$17,924,156	5.74%	$18,029,552	5.78%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $78.2 million and $77.8 million at March 31, 2026 and December 31, 2025, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(228.7) million and $(237.6) million as of March 31, 2026 and December 31, 2025, respectively.
Loans and Leases Pledged as Collateral
As of March 31, 2026 and December 31, 2025, there were $6.1 billion and $6.3 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank did not have any outstanding FRB borrowings as of March 31, 2026 and December 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(7,357)	(8,435)	(88)	(15,880)
Recoveries	360	1,824	145	2,329
Provision (credit) for loan and lease losses excluding unfunded commitments	15,040	4,418	(14,369)	5,089
Balance at March 31, 2026	$150,434	$84,297	$9,646	$244,377

	Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	—	(9,069)	(4)	(9,073)
Recoveries	—	1,422	54	1,476
Provision (credit) for loan and lease losses excluding unfunded commitments	(172)	6,834	(3)	6,659
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments was $16.6 million, and $13.7 million at March 31, 2026 and December 31, 2025, respectively and includes the provision of $2.8 million for credit losses on unfunded commitments during the three months ended March 31, 2026.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$15,040	$(172)
Commercial	4,418	6,834
Consumer	(14,369)	(3)
Total provision (credit) for loan and lease losses	5,089	6,659
Unfunded commitments	2,810	(685)
Investment securities available-for-sale	47	12
Total provision (credit) for credit losses	$7,946	$5,986
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
For periods in 2025, the Company continued to use the two legacy banks' ACL processes to calculate the expected losses over the remaining life of the portfolio. During the first quarter of 2026, as part of the February core conversion, the ACL process was updated to have a single integrated process that applies to all loans in the Company's portfolio. The Company continues to use models developed by a third party to calculate the allowance for loans collectively evaluated. As part of reviewing the applicability of these models to the combined Beacon Bank footprint, the models were calibrated to the combined Company's footprint and peer bank loss experience.
The Bank’s ACL process uses CRE, C&I, and retail lifetime loss rate models to calculate the expected losses over the life of the loan based on exposure at default, loan attributes, and reasonable, supportable economic forecasts. The exposure at default considers the current unpaid balance and expected utilization assumptions. Key assumptions used in the models include portfolio segmentation, prepayments, and the expected utilization of unfunded commitments, among others. The portfolios are segmented by loan level attributes such as loan type, loan size, date of origination, and delinquency status to create homogenous loan pools. Pool level metrics are calculated and loss rates are subsequently applied to the pools based on loans that have like characteristics. Prepayment assumptions are embedded within the models and are based on the same data used for model development.
Model development data and developmental time periods vary by model, but all use at least ten years of historical data and capture at least one recessionary period. Expected utilization is based on current utilization and a LEQ factor. LEQ varies by current utilization and provides a reasonable estimate of expected draws and borrower behavior. Assumptions and model inputs are reviewed in accordance with model monitoring practices and as new information becomes available.
The ACL estimate incorporates reasonable and supportable forecasts of various macro-economic variables over the remaining life of loans and leases. The development of the reasonable and supportable forecast assumes each macro-economic variable will revert to long-term expectations, with reversion characteristics unique to specific economic indicators and forecasts. Reversion towards long-term expectations generally begins two to three years from the forecast start date and largely completes within the first five years. Management elected to use multiple economic forecasts in determining the reserve to account for economic uncertainty. The forecasts include various projections of gross domestic product, interest rates, property

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
price indices, and employment measures. Scenario weighting and model parameters are updated to reflect facts and circumstances as of the financial statement date.
As of March 31, 2026, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within the certain portfolios or certain risk factors (e.g., office, refi-risk, and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the ACL estimate of $35.0 million at March 31, 2026. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $165.6 million as of March 31, 2026, compared to $173.4 million as of December 31, 2025.
The specific allowance for loan and lease losses was $78.9 million as of March 31, 2026, compared to $79.4 million as of December 31, 2025.
As of March 31, 2026, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of March 31, 2026.

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$125,088	$567,059	$496,402	$763,816	$1,227,243	$3,443,673	$117,841	$14,114	$6,755,236
OAEM	—	150	1,351	47,280	49,667	132,845	—	—	231,293
Substandard	—	282	2,182	7,898	73,090	92,253	25,501	—	201,206
Total	125,088	567,491	499,935	818,994	1,350,000	3,668,771	143,342	14,114	7,187,735
Current-period gross writeoffs	—	—	182	68	184	6,923	—	—	7,357
Multi-Family Mortgage
Pass	11,944	179,976	154,443	123,632	546,451	1,025,065	42,492	3,957	2,087,960
OAEM	—	—	—	—	43,828	—	—	—	43,828
Substandard	—	—	—	1,064	—	15,445	—	—	16,509
Total	11,944	179,976	154,443	124,696	590,279	1,040,510	42,492	3,957	2,148,297
Current-period gross writeoffs	—	—	—	—	—	—	—	—	—
Construction

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	6,236	182,777	115,698	146,417	52,600	19,941	3,922	—	527,591
OAEM	—	—	—	—	22,750	—	—	—	22,750
Substandard	—	—	—	—	71,035	—	—	—	71,035
Total	6,236	182,777	115,698	146,417	146,385	19,941	3,922	—	621,376
Commercial
Pass	130,715	299,457	310,326	301,784	177,165	308,222	1,238,146	26,212	2,792,027
OAEM	—	7,840	758	421	18,065	3,835	18,640	318	49,877
Substandard	—	124	8,806	3,603	4,369	15,192	63,509	778	96,381
Doubtful	—	—	—	184	—	—	—	—	184
Total	130,715	307,421	319,890	305,992	199,599	327,249	1,320,295	27,308	2,938,469
Current-period gross writeoffs	—	138	1,567	548	396	3,401	—	—	6,050
Equipment Financing
Pass	27,558	193,120	227,296	222,328	177,510	171,113	2,537	4,152	1,025,614
OAEM	9,258	722	3,755	8,200	7,888	6,917	—	9,233	45,973
Substandard	—	—	—	—	1,918	—	—	—	1,918
Total	36,816	193,842	231,051	230,528	187,316	178,030	2,537	13,385	1,073,505
Current-period gross writeoffs	—	—	—	48	—	2,336	—	—	2,384

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Pass	43,751	326,374	348,321	516,620	679,753	1,235,901	4,700	—	3,155,420
OAEM	—	—	—	—	—	1,624	—	—	1,624
Substandard	—	—	—	—	442	10,063	—	—	10,505
Total	43,751	326,374	348,321	516,620	680,195	1,247,588	4,700	—	3,167,549
Current-period gross writeoffs	—	—	—	—	—	—	—	—	—
Home Equity
Pass	4,367	2,000	1,936	7,072	7,419	34,354	588,235	6,552	651,935
OAEM	—	—	—	—	—	27	356	—	383
Substandard	18	41	29	205	—	268	2,961	397	3,919
Total	4,385	2,041	1,965	7,277	7,419	34,649	591,552	6,949	656,237
Current-period gross writeoffs	—	—	—	—	—	—	—	—	—
Other Consumer
Pass	3,940	8,027	18,015	17,430	6,804	6,636	69,886	8	130,746
OAEM	—	7	2	23	1	—	3	—	36
Substandard	—	19	20	25	17	41	84	—	206
Total	3,940	8,053	18,037	17,478	6,822	6,677	69,973	8	130,988
Current-period gross writeoffs	—	9	38	18	8	15	—	—	88
Total
Pass	353,599	1,758,790	1,672,437	2,099,099	2,874,945	6,244,905	2,067,759	54,995	17,126,529
OAEM	9,258	8,719	5,866	55,924	142,199	145,248	18,999	9,551	395,764
Substandard	18	466	11,037	12,795	150,871	133,262	92,055	1,175	401,679
Doubtful	—	—	—	184	—	—	—	—	184

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	$362,875	$1,767,975	$1,689,340	$2,168,002	$3,168,015	$6,523,415	$2,178,813	$65,721	$17,924,156
As of March 31, 2026, there were no loans categorized as definite loss.

During the first quarter of 2026, the Company fully risk rated our consumer portfolio, whereby the current risk rating provides an accurate indicator of credit quality. As such we updated the above table to include risk rating for the Consumer portfolio vs FICO in prior periods. Prior periods remain unchanged.
The following tables present the recorded investment in loans in each class as of December 31, 2025, by credit quality indicator.

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Commercial Real Estate
Pass	$546,268	$496,486	$713,257	$1,377,041	$1,144,463	$2,524,605	$45,663	$14,944	$6,862,727
OAEM	14,599	732	53,420	42,680	43,317	37,747	—	387	192,882
Substandard	—	24,867	3,963	56,316	7,427	84,232	2,983	—	179,788
Total	560,867	522,085	770,640	1,476,037	1,195,207	2,646,584	48,646	15,331	7,235,397
Current -period gross writeoffs	—	569	18	4,641	—	3,458	—	—	8,686
Multi-Family Mortgage
Pass	165,979	110,718	113,109	618,623	278,798	811,649	4,551	3,982	2,107,409
OAEM	—	—	—	10,876	—	—	—	—	10,876
Substandard	—	—	1,066	2,863	11,477	22,289	—	—	37,695

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Total	165,979	110,718	114,175	632,362	290,275	833,938	4,551	3,982	2,155,980
Current -period gross writeoffs	—	—	—	—	—	2,332	—	—	2,332
Construction
Pass	159,217	148,651	145,038	87,874	16,938	332	3,188	—	561,238
OAEM	—	—	—	37,689	—	—	—	—	37,689
Substandard	—	—	—	21,790	—	—	—	—	21,790
Total	159,217	148,651	145,038	147,353	16,938	332	3,188	—	620,717
Commercial
Pass	314,833	302,916	311,533	162,007	177,421	174,533	1,180,768	12,790	2,636,801
OAEM	—	774	236	20,727	135	4,361	35,864	339	62,436
Substandard	—	8,231	4,746	4,283	5,378	11,421	49,974	698	84,731
Doubtful	—	—	184	—	—	—	—	—	184
Total	314,833	311,921	316,699	187,017	182,934	190,315	1,266,606	13,827	2,784,152
Current-period gross writeoffs	—	1,082	210	5,199	106	7,353	1,467	—	15,417
Equipment Financing
Pass	196,359	241,981	265,403	210,829	94,341	101,526	2,951	4,359	1,117,749
OAEM	—	—	—	878	597	—	—	—	1,475
Substandard	138	3,778	12,026	8,090	2,532	3,959	—	11,541	42,064
Doubtful	—	—	—	1,918	—	5	—	—	1,923
Total	196,497	245,759	277,429	221,715	97,470	105,490	2,951	15,900	1,163,211
Current-period gross writeoffs	—	870	6,421	5,263	1,097	1,966	—	—	15,617
Other Consumer
Pass	10,735	19,553	19,614	7,792	3,311	4,270	75,916	14	141,205
OAEM	12	—	—	5	—	1	5	—	23
Substandard	1	41	2	46	6	7	32	—	135
Total	10,748	19,594	19,616	7,843	3,317	4,278	75,953	14	141,363
Current-period gross writeoffs	27	14	11	1	—	19	62	—	134
Total
Pass	1,393,391	1,320,305	1,567,954	2,464,166	1,715,272	3,616,915	1,313,037	36,089	13,427,129
OAEM	14,611	1,506	53,656	112,855	44,049	42,109	35,869	726	305,381
Substandard	139	36,917	21,803	93,388	26,820	121,908	52,989	12,239	366,203
Doubtful	—	—	184	1,918	—	5	—	—	2,107
Total	$1,408,141	$1,358,728	$1,643,597	$2,672,327	$1,786,141	$3,780,937	$1,401,895	$49,054	$14,100,820
As of December 31, 2025, there were no loans categorized as definite loss.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(In Thousands)
Residential
Credit Scores
Over 700	$311,693	$330,183	$497,233	$542,388	$250,604	$746,295	$3,000	$—	$2,681,396
661 - 700	10,890	15,515	23,976	30,852	15,805	74,101	8	—	171,147
600 and below	4,983	8,539	10,528	15,014	11,306	43,250	—	—	93,620
Data not available*	24,658	3,334	5,729	103,341	6,076	144,124	—	—	287,262
Total	$352,224	$357,571	$537,466	$691,595	$283,791	$1,007,770	$3,008	$—	$3,233,425
Current-period gross writeoffs	—	—	—	—	—	1	—	—	1
Home Equity
Credit Scores
Over 700	$5,286	$1,882	$6,714	$7,087	$7,111	$26,203	$542,324	$3,737	$600,344
661 - 700	—	23	54	559	177	2,211	55,752	986	59,762
600 and below	95	117	789	131	124	952	27,538	2,652	32,398
Data not available*	2	—	13	—	—	50	2,738	—	2,803
Total	$5,383	$2,022	$7,570	$7,777	$7,412	$29,416	$628,352	$7,375	$695,307
Current-period gross writeoffs	$—	$—	$—	$—	$—	$—	$64	$—	64
_______________________________________________________________________________
* Primarily represents loans made to trusts and purchased mortgages.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of March 31, 2026.

	At March 31, 2026
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$24,820	$18,851	$25,368	$69,039	$7,118,696	$7,187,735	$233	$65,127	$8,122
Multi-family mortgage	144	819	8,258	9,221	2,139,076	2,148,297	—	12,995	—
Construction	—	—	—	—	621,376	621,376	—	—	—
Total commercial real estate loans	24,964	19,670	33,626	78,260	9,879,148	9,957,408	233	78,122	8,122
Commercial loans and leases:
Commercial	7,249	578	20,900	28,727	2,909,742	2,938,469	205	22,626	9,663
Equipment financing	21,058	9,204	31,583	61,845	1,011,660	1,073,505	—	38,633	14,498
Total commercial loans and leases	28,307	9,782	52,483	90,572	3,921,402	4,011,974	205	61,259	24,161
Consumer loans:
Residential mortgage	9,565	1,836	7,465	18,866	3,148,683	3,167,549	4,698	5,807	5,865
Home equity	1,938	718	1,897	4,553	651,684	656,237	697	3,222	3,223
Other consumer	437	76	133	646	130,342	130,988	1	206	206
Total consumer loans	11,940	2,630	9,495	24,065	3,930,709	3,954,774	5,396	9,235	9,294
Total loans and leases	$65,211	$32,082	$95,604	$192,897	$17,731,259	$17,924,156	$5,834	$148,616	$41,577
The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended March 31, 2026.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present an age analysis of the recorded investment in originated and acquired loans and leases as of December 31, 2025.

	At December 31, 2025
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At March 31, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$46,852	$32,044	$—	$78,896
Collectively evaluated	103,582	52,253	9,646	165,481
Total	$150,434	$84,297	$9,646	$244,377
Loans and Leases:
Individually evaluated	$277,911	$114,485	$—	$392,396
Collectively evaluated	9,679,497	3,897,489	3,954,774	17,531,760
Total	$9,957,408	$4,011,974	$3,954,774	$17,924,156

	At December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$47,329	$31,909	$178	$79,416
Collectively evaluated	95,062	54,581	23,780	173,423
Total loans and leases	$142,391	$86,490	$23,958	$252,839

Loans and Leases:
Individually evaluated	$240,753	$111,589	$1,801	$354,143
Collectively evaluated	9,771,341	3,835,774	4,068,294	17,675,409
Total loans and leases	$10,012,094	$3,947,363	$4,070,095	$18,029,552

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended March 31, 2026
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
CRE	1	$135	—%	Loan was given a 5 year extension. The financial effect was deemed "de minimis.
C&I	4	5,904	0.20%	Loans were given multi-month extensions totaling over a year. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial Real Estate	1	243	—%	Loan was given multiple deferrals of past 12 months totaling over 180 days. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Significant Payment Delays
CRE	1	8,668	0.12%	Loan was given 6 month extensions, and reductions in their stated interest rates of 2.5%. The financial effect was deemed "de minimis."
Equipment financing	2	701	0.07%	Loans were given a 33 month extension with a 2% rate reduction and a 15 month extension with a 2.5% rate reduction, respectfully. The financial effect was deemed "de minimis."
Combination - Significant Payment Delays and Interest Rate Reduction:
Commercial Real Estate	1	2,907	0.04%	Loan was given 3 month deferral, and reductions in their stated interest rates of 1.89%. The financial effect was deemed "de minimis."
Total	10	$18,558

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended March 31, 2026
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$6,847	135	—	11,576	—

(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At March 31, 2026	At December 31, 2025
	(In Thousands)
Goodwill	$351,613	$241,222
Additions	3,656	110,391
Balance at end of period	355,269	351,613
Other intangible assets, net accumulated amortization:
Core deposits	168,490	176,280
Customer relationships intangible asset	12,744	13,282
Total other intangible assets	181,234	189,562
Total goodwill and other intangible assets	$536,503	$541,175
The addition of goodwill relates to final valuation of associated deferred tax assets acquired during the Transaction.
The weighted-average amortization period for the intangible assets is 11.4 years.

The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2026	$24,178
Year ending:
2027	29,009
2028	25,512
2029	22,016
2030	18,519
2031	16,104
Thereafter	45,896
Total	$181,234

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(7) Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2026 and 2025, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended March 31, 2026
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2025	$(20,593)	$52	$539	$(20,002)
Other comprehensive income (loss)	(11,345)	(112)	—	(11,457)
(Income) expense recognized in earnings	—	48	—	48
Balance at March 31, 2026	$(31,938)	$(12)	$539	$(31,411)

	Three Months Ended March 31, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	9,737	250	—	9,987
Reclassification adjustment for (income) expense recognized in earnings	—	397	—	397
Balance at March 31, 2025	$(43,981)	$(676)	$2,159	$(42,498)

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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At March 31, 2026
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$149,679	0.7	3.65%	3.52%	$(46)

At December 31, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$192,468	0.9	3.79%	3.47%	$7
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2026
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	304	$348,919	$332,118	$616,891	$460,263	$1,742,093	$3,500,284	$70,480
Pay fixed, receive variable	305	348,919	332,118	616,891	464,360	1,742,093	3,504,381	70,394
Risk participation-out agreements	87	67,441	44,412	145,481	52,348	371,525	681,207	575
Risk participation-in agreements	22	28,039	6,855	26,083	18,313	67,779	147,069	141

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	11	$2,965	$—	$—	$—	$—	$2,965	$125
Sells foreign currency, buys U.S. currency	11	2,978	—	—	—	—	2,978	235

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	308	$280,333	$427,625	$368,548	$699,796	$1,729,538	$3,505,840	$58,840
Pay fixed, receive variable	308	280,333	427,625	368,548	699,796	1,729,538	3,505,840	58,853
Risk participation-out agreements	87	41,361	65,257	37,270	155,480	371,466	670,834	532
Risk participation-in agreements	23	29,862	10,321	26,468	18,473	68,061	153,185	139

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$2,785	$—	$—	$—	$—	$2,785	$274
Sells foreign currency, buys U.S. currency	9	2,800	—	—	—	—	2,800	258

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.2 million in the normal course of business as of March 31, 2026, compare to $1.2 million as of December 31, 2025.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$77	$—	$77	$—	$—	$77
Derivatives not designated as hedging instruments:
Loan level derivatives	$98,732	$—	$98,732	$—	$50,526	$48,206
Risk participation-out agreements	575	—	575	—	—	575
Foreign exchange contracts	360	—	360	—	—	360
Total	$99,744	$—	$99,744	$—	$50,526	$49,218

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$123	$—	$123	$—	$—	$123
Derivatives not designated as hedging instruments:
Loan level derivatives	$113,495	$—	$113,495	$—	$219	$113,276
Risk participation-in agreements	141	—	141	—	—	141
Foreign exchange contracts	—	—	—	—	—	—
Total	$113,759	$—	$113,759	$—	$219	$113,540

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$185	$—	$185	$—	$—	$185
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,237	$—	$102,237	$—	$33,113	$69,124
Risk participation-out agreements	532	—	532	—	—	532
Foreign exchange contracts	274	—	274	—	—	274
Total	$103,228	$—	$103,228	$—	$33,113	$70,115

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$179	$—	$179	$—	$—	$179
Derivatives not designated as hedging instruments:
Loan level derivatives	$115,937	$—	$115,937	$—	$1,180	$114,757
Risk participation-in agreements	139	—	139	—	—	139
Foreign exchange contracts	258	—	258	—	—	258
Total	$116,513	$—	$116,513	$—	$1,180	$115,333
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

	Fair Value
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(Dollars in Thousands)
Derivatives designated as hedges	$(46)	$(1,114)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(14)	$(678)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(49)	$(534)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation
As of March 31, 2026, the Company had one active equity plan: the 2025 Plan. The 2025 Plan was approved by the Company's stockholders at the May 2025 special meeting of stockholders of Beacon Financial Corporation, formally known as Berkshire Hills Bancorp, Inc., in anticipation of the pending Transaction. The 2021 Plan was discontinued on August 31, 2025 as a result of the finalization of the Transaction. No further shares will be granted as awards under the 2021 Plan and all previously outstanding and invested awards under the 2021 Plan vested as a result of the finalization of the Transaction.
All of the shares that have been awarded under the 2025 Plan are time-based shares awarded to employees vest ratably over two years with one-half of such shares vesting on the first and second anniversary dates of the awards.
If a participant leaves the Company prior to the anniversary date of an award, any unvested shares are forfeited. Dividends declared with respect to shares awarded will be held by the Company and paid to the participant only when the shares vest.
Under the 2025 Plan, shares of the Company's common stock are reserved for issuance as restricted stock awards to officers, employees, and non-employee directors of the Company. Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company as treasury shares. Any shares not issued because vesting requirements are not met will be retired back to treasury and be made available again for issuance under the Plan.
During the three months ended March 31, 2026, and March 31, 2025, no shares were issued, respectively, upon satisfaction of required conditions of the Plan.
Total expense for the Plans was $1.0 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	March 31, 2026		March 31, 2025
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$46,217	$46,217	$19,100	$19,100

Denominator:
Weighted average shares outstanding	83,816,086	83,816,086	89,103,510	89,103,510
Effect of dilutive securities	—	87,354	—	464,237
Adjusted weighted average shares outstanding	83,816,086	83,903,440	89,103,510	89,567,747

EPS	$0.55	$0.55	$0.21	$0.21

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three months ended March 31, 2026 and March 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$178,596	$—	$178,596
GSE CMOs	—	553,581	—	553,581
GSE MBSs	—	316,124	—	316,124
Municipal obligations	—	214,602	13,886	228,488
Corporate debt obligations	—	32,913	3,081	35,994
U.S. Treasury bonds	—	405,427	—	405,427
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,701,743	$16,967	$1,718,710
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$77	$—	$77
Derivatives not designated as hedging instruments:
Loan level derivatives	—	98,732	—	98,732
Risk participation-out agreements	—	575	—	575
Foreign exchange contracts	—	360	—	360
Liabilities:
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$123	$—	$123
Derivatives not designated as hedging instruments:
Loan level derivatives	—	113,495	—	113,495
Risk participation-in agreements	—	141	—	141
Foreign exchange contracts	—	—	—	—

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$173,677	$—	$173,677
GSE CMOs	—	496,570	—	496,570
GSE MBSs	—	325,745	—	325,745
Municipal obligations	—	221,604	18,612	240,216
Corporate debt obligations	—	36,667	3,356	40,023
U.S. Treasury bonds	—	412,037	—	412,037
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,666,800	$21,968	$1,688,768
Assets:
Derivatives designated as hedging instruments:
Interest rate derivatives	—	185	—	185
Loan level derivatives	—	102,237	—	102,237
Risk participation-out agreements	—	532	—	532
Foreign exchange contracts	—	274	—	274
Liabilities:
Interest rate derivatives	$—	$179	$—	$179
Loan level derivatives	—	115,937	—	115,937
Risk participation-in agreements	—	139	—	139
Foreign exchange contracts	—	258	—	258
Investment Securities Available-for-Sale and Equity Securities
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of March 31, 2026, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position. Refer also to Note 8, "Derivatives and Hedging Activities."
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at March 31, 2026 and December 31, 2025, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
March 31, 2026
Assets
Municipal obligations	$13,886	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.71%	2.36%
Corporate debt obligations	3,081	Observable Bids	Discount Rate from Bloomberg BVAL	4.95%-5.74%	1.14%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Three Months Ended March 31, 2026
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$18,612	$3,356
Purchases	32	6
Unrealized gains (losses) included in comprehensive income	(177)	(264)
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(4,581)	(17)
Ending balance	$13,886	$3,081

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$127,134	$127,134
Repossessed assets	—	2,623	—	2,623
Total assets measured at fair value on a non-recurring basis	$—	$2,623	$127,134	$129,757

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$112,142	$112,142
Repossessed assets	—	2,591	—	2,591
Total assets measured at fair value on a non-recurring basis	$—	$2,591	$112,142	$114,733
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

	Fair Value		Valuation Technique
	At March 31, 2026	At December 31, 2025
(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$127,134	$112,142	Appraisal of collateral (1)
Other real estate owned	—	—	Appraisal of collateral (1)
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
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the three months ended March 31, 2026.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

			Fair Value Measurements at March 31, 2026
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,679,779	$17,508,538	$—	$—	$17,508,538
Financial liabilities:
Certificates of deposits and brokered deposits	4,214,355	4,199,715	—	4,199,715	—
Borrowed funds	1,072,503	1,073,489	—	1,073,489	—

			Fair Value Measurements at December 31, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,776,713	$17,672,269	$—	$—	$17,672,269
Financial liabilities:
Certificates of deposits and brokered deposits	4,566,899	4,566,386	—	4,566,386	—
Borrowed funds	788,360	796,543	—	796,543	—
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
Notes to Unaudited Consolidated Financial Statements (Continued)
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
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At March 31, 2026	At December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$222,501	$99,457
Commercial	136,295	137,923
Residential mortgage	7,100	23,115
Home equity	10,926	9,022
Unadvanced portion of loans and leases	2,254,538	2,483,239
Unused lines of credit:
Home equity	1,177,379	1,175,702
Other consumer	176,127	148,358
Other commercial	—	—
Unused letters of credit:
Financial standby letters of credit	9,971	10,440
Performance standby letters of credit	54,996	25,025
Commercial and similar letters of credit	4,499	58,074
Interest rate derivatives (Notional principal amounts):	149,679	192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	3,500,284	3,505,840
Pay fixed, receive variable	3,504,381	3,505,840
Risk participation-out agreements	681,207	670,834
Risk participation-in agreements	147,069	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	2,965	2,785
Sells foreign currency, buys U.S. currency	2,978	2,800
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$4,948	$2,191

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$4,950	$2,256
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$1,663	$—
Operating leases liabilities	1,663	—

	At March 31, 2026	At December 31, 2025
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$84,851	$82,817
Operating lease liabilities	92,820	90,713

Weighted Average Remaining Lease Term
Operating leases	7.96	7.95

Weighted Average Discount Rate
Operating leases	4.2%	4.2%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
March 31, 2026
(In Thousands)

Remainder of 2026	$14,351
Year ending:
2027	18,152
2028	15,689
2029	12,757
2030	10,247
2031	—
Thereafter	37,254
Total	$108,450
Less imputed interest	(15,630)
Present value of lease liability	$92,820
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $1.0 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Total other expenditures were $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. Total rental expense was $4.9 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively.
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
Under the proportional amortization method, the Company amortizes the initial cost of the investment, inclusive of delayed equity contributions, in proportion to the income tax credits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense. At March 31, 2026 and March 31, 2025, the carrying value of all tax equity investments was $66.2 million and $28.7 million, respectively, and were included in other assets on the Unaudited Consolidated Balance Sheets.
The carrying value of the investments accounted for under the proportional amortization method ("PAM") on March 31, 2026 included $12.5 million of delayed equity contributions described in the chart below.
As of March 31, 2026, the Company's delayed equity contributions were estimated to be paid as follows:

Year Ending December 31,	Delayed Equity Contributions
(In Thousands)
2026	$7,759
2027	4,277
2028	245
Thereafter	237
Total delayed equity contributions	$12,518
The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with all tax credit investments for which the Company has elected to apply the PAM.

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Benefit (expense) included in provision for income taxes
Amortization of tax credit investments	$(2,074)	$(1,006)
Tax credit and other tax benefit (expense)	2,764	1,232
Net benefit (expense) included in provision for income taxes	$690	$226
There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three months ended March 31, 2026. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2026.

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
Forward-looking statements are based on the current assumptions underlying the statements and other information with respect to the beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions of management and the financial condition, results of operations, future performance and business are only expectations of future results. Although the Company believes that the expectations reflected in the Company’s forward-looking statements are reasonable, the Company’s actual results could differ materially from those projected in the forward-looking statements as a result of, among other important factors, changes in interest rates; general economic conditions (including the impact of ongoing armed conflicts, tariffs, inflation, and concerns about liquidity) on a national basis or in the local markets in which the Company operates; turbulence in the capital and debt markets; competitive pressures from other financial institutions; changes in consumer behavior due to changing political, business and economic conditions, or legislative or regulatory initiatives; changes in the value of securities and other assets in the Company’s investment portfolio; increases in loan and lease default and charge-off rates; the adequacy of allowances for loan and lease losses; decreases in deposit levels that necessitate increases in borrowing to fund loans and investments; the diversion of management’s attention from ongoing business operations and opportunities; operational risks including, but not limited to, cybersecurity incidents, fraud, natural disasters, and future pandemics; changes in regulation; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions and adverse economic developments; the risk that goodwill and intangibles recorded in the Company’s financial statements will become impaired; and changes in assumptions used in making such forward-looking statements; and the other risks and uncertainties detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and other filings submitted to the SEC. Forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date the forward-looking statements are made.
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
As a full-service financial institution with 144 banking offices throughout New England and New York, the Bank and its subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products, excellent customer service, and strong risk management.
The competition for loans and leases and deposits remains strong, with growth and pricing influenced by the Federal Reserve's interest rate-setting actions. Management's scenario analysis of deposit sensitivity to the current competitive rate environment suggests further deposit mix migration and increased sensitivity to interest rates.
As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer term interest rates, management expects the net interest margin to increase modestly. This is due to deposit and wholesale funding costs repricing at lower rates, while loans do not reprice at the same magnitude, as well as the accretions from the purchase accounting marks. If both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances, forecast that a parallel decrease in rates will have a negative impact on the Company's net interest income, net interest spread, and net interest margin. While the Company's current deposit sensitivity rate is approximately 40%, shifting to a more asset sensitive balance sheet could have additional pressure on interest margins.
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
Executive Overview
Balance Sheet
Total assets decreased $1.0 billion, or 17.1% on an annualized basis, to $22.2 billion as of March 31, 2026 from $23.2 billion as of December 31, 2025. The decrease was primarily driven by the reduction in cash balances due to timing fluctuations in customer payroll deposits. Cash, cash equivalents and available for sale investment securities decreased $0.9 billion, or 96.4% on an annualized basis, to $2.8 billion as of March 31, 2026 from $3.7 billion as of December 31, 2025. This decreased the Company's on balance sheet liquidity from 16.1% of total assets as of December 31, 2025 to 12.7% of total assets as of March 31, 2026.
Total loans and leases decreased $105.4 million, or 2.3% on an annualized basis, to $17.9 billion as of March 31, 2026 from $18.0 billion as of December 31, 2025. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, represented 77.9% of total loans and leases as of March 31, 2026 and represented 77.4% of total loans and leases as of December 31, 2025.
Total investment securities increased $29.9 million, or 7.1% on an annualized basis, to $1.7 billion as of March 31, 2026 from $1.7 billion as of December 31, 2025.
Cash and cash equivalents decreased $0.9 billion, or 182.0% on an annualized basis, to $1.1 billion as of March 31, 2026 from $2.0 billion as of December 31, 2025. The decrease was primarily due to the fluctuation within payroll deposits.
Total deposits decreased $1.2 billion, or 25.1% on an annualized basis, to $18.3 billion as of March 31, 2026 from $19.5 billion as of December 31, 2025, consisting of a $276.0 million decrease in customer deposits, a $664.9 million decrease in payroll deposits, and a $281.5 million decrease in brokered deposits. The decline in customer deposits was driven largely by seasonal first quarter factors such as tax payments, with additional movement concentrated in a small number of rate‑sensitive, higher‑cost accounts. Core consumer and relationship-based deposits remain stable. Core deposits, which include demand checking, NOW, non-payroll money market and savings accounts, totaled $12.9 billion, or 70.3% of total deposits, as of March 31, 2026, a decrease of $0.2 billion from $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Payroll deposits totaled $1.2 billion, or 6.6% of total deposits as of March 31, 2026, a decrease of $664.9 million, or 141.6% on an annualized basis, from $1.9 billion, or 9.6% of total deposits as of December 31, 2025. Certificate of deposit balances totaled $4.1 billion, or 22.3% of total deposits as of March 31, 2026, a decrease of $0.1 billion, or 6.8% on an annualized basis, from $4.2 billion, or 21.3% of total deposits as of December 31, 2025. Brokered deposits totaled $128.8 million, or 0.7% of total deposits as of March 31, 2026, a decrease of $281.5 million, or 274.4% on an annualized basis, from $410.4 million, or 2.1% of total deposits as of December 31, 2025.
Total borrowed funds increased $284.1 million, or 144.2% on an annualized basis, to $1.1 billion as of March 31, 2026 from $0.8 billion as of December 31, 2025.
Asset Quality
Nonperforming assets as of March 31, 2026 totaled $151.2 million, or 0.68% of total assets, compared to $116.7 million, or 0.50% of total assets, as of December 31, 2025. Net charge-offs for the three months ended March 31, 2026 were $13.6 million, or 0.30% of average loans and leases on an annualized basis, compared to $7.6 million, or 0.31% of average loans and leases on an annualized basis, for the three months ended March 31, 2025.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.36% as of March 31, 2026, compared to 1.40% as of December 31, 2025.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 164.44% as of March 31, 2026, compared to 221.49% as of December 31, 2025.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.24% as of March 31, 2026, compared to 10.95% as of December 31, 2025. The Company's Tier 1 leverage ratio was 9.59% as of March 31, 2026, compared to 9.25% as of December 31, 2025. As of March 31, 2026, the Company's Tier 1 risk-based capital ratio was 11.40%, compared to 11.12% as of December 31, 2025. The Company's Total risk-based capital ratio was 13.27% as of March 31, 2026, compared to 13.01% as of December 31, 2025.
The Company's ratio of stockholders' equity to total assets was 11.27% and 10.75% as of March 31, 2026 and December 31, 2025, respectively. The Company's ratio of tangible stockholders' equity to tangible assets (non-GAAP) was 9.07% and 8.62% as of March 31, 2026 and December 31, 2025, respectively.
Net Income
For the three months ended March 31, 2026, the Company reported a net income of $46.2 million, or $0.55 per basic and diluted share, an increase of $27.1 million, or 142.0%, from net income of $19.1 million, or $0.21 per basic and diluted share, for the three months ended March 31, 2025. This increase in net income is primarily the result of an increase in net interest income of $104.9 million and an increase in non-interest income of $18.3 million, partially offset by an increase of $80.8 million in non-interest expense, an increase in the provision for income taxes of $13.4 million, and an increase in provision for credit losses on loans of $1.9 million. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to“Results of Operations" below for further discussion.
The annualized return on average assets was 0.84% for the three months ended March 31, 2026, compared to 0.66% for the three months ended March 31, 2025. The annualized return on average stockholders' equity was 7.32% for the three months ended March 31, 2026, compared to 6.19% for the three months ended March 31, 2025.
The net interest margin was 3.78% for the three months ended March 31, 2026, up from 3.22% for the three months ended March 31, 2025. The increase in the net interest margin was a result of a decrease of 61 basis points in the Company's cost of interest-bearing liabilities to 2.68% for the three months ended March 31, 2026 from 3.29% for the three months ended March 31, 2025, and an increase in the yield on interest-earning assets of 3 basis points to 5.70% for the three months ended March 31, 2026 from 5.67% for the three months ended March 31, 2025.
The Company’s net interest margin and net interest income are sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management has identified the determination of the ACL as the Company’s most critical accounting policy.
As a result of the Transaction, business combinations became a critical accounting policy.

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
Recent Accounting Developments
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans" ("ASU 2025-08"). This ASU aligns the initial recognition of the allowance for loan losses on purchased loans between PCD and non‑PCD assets by applying the gross‑up approach previously required only for PCD loans. The Company elected to adopt this ASU effective January 1, 2025, and applied it to the Transaction completed in the third quarter of 2025, as permitted under the guidance.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expense". This ASU updates the disclosure and presentation requirements for certain expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended March 31,
	2026	2025
	(Dollars in Thousands)
Reported Pretax Income	$65,953	$25,482
Add:
Merger and restructuring expense (1)	13,025	971
Operating Pretax Income	78,978	26,453
Effective tax rate	26.1%	24.3%
Provision for income taxes	20,590	6,416
Operating earnings after tax	$58,388	$20,037

Operating earnings per common share:
Basic	$0.70	$0.22
Diluted	$0.70	$0.22
_______________________________________________________________________________

(1) For the three months ended March 31, 2026 and 2025, merger and restructuring expense was related to the Transaction.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in Thousands)
Operating earnings	$58,388	$66,402	$34,013	$22,443	$20,037

Average total assets	$22,135,857	$22,644,481	$15,210,080	$11,402,934	$11,543,330
Less: Average goodwill and average identified intangible assets, net	536,900	546,276	353,189	256,508	257,941
Average tangible assets	$21,598,957	$22,098,205	$14,856,891	$11,146,426	$11,285,389

Return on average assets (annualized)	0.84%	0.94%	(0.11)%	0.77%	0.66%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	0.16%	—%	—%
Merger and restructuring expense (after-tax)	0.17%	0.19%	0.89%	0.01%	0.03%
Operating return on average assets (annualized)	1.01%	1.13%	0.94%	0.78%	0.69%

Return on average tangible assets (annualized)	0.86%	0.97%	(0.11)%	0.79%	0.68%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	0.17%	—%	—%
Merger and restructuring expense (after-tax)	0.18%	0.19%	0.92%	0.01%	0.03%
Operating return on average tangible assets (annualized)	1.04%	1.16%	0.98%	0.80%	0.71%

Average total stockholders' equity	$2,523,986	$2,453,480	$1,678,208	$1,252,055	$1,235,201
Less: Average goodwill and average identified intangible assets, net	536,900	546,276	353,189	256,508	257,941
Average tangible stockholders' equity	$1,987,086	$1,907,204	$1,325,019	$995,547	$977,260

Return on average stockholders' equity (annualized)	7.32%	8.70%	(1.01)%	7.04%	6.19%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	1.49%	—%	—%
Merger and restructuring expense (after-tax)	1.53%	1.74%	8.10%	0.10%	0.24%
Operating return on average stockholders' equity (annualized)	8.85%	10.44%	8.58%	7.14%	6.43%

Return on average tangible stockholders' equity (annualized)	9.30%	11.19%	(1.27)%	8.85%	7.82%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	1.88%	—%	—%
Merger and restructuring expense (after-tax)	1.94%	2.24%	10.26%	0.13%	0.30%
Operating return on average tangible stockholders' equity (annualized)	11.24%	13.43%	10.88%	8.98%	8.12%

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in Thousands)
Net (loss) income, as reported	$46,217	$53,366	$(4,221)	$22,026	$19,100

Average total assets	$22,135,857	$22,644,481	$15,210,080	$11,402,934	$11,543,330
Less: Average goodwill and average identified intangible assets, net	536,900	546,276	353,189	256,508	257,941
Average tangible assets	$21,598,957	$22,098,205	$14,856,891	$11,146,426	$11,285,389

Return on average tangible assets (annualized)	0.86%	0.97%	(0.11)%	0.79%	0.68%

Average total stockholders' equity	$2,523,986	$2,453,480	$1,678,208	$1,252,055	$1,235,201
Less: Average goodwill and average identified intangible assets, net	536,900	546,276	353,189	256,508	257,941
Average tangible stockholders' equity	$1,987,086	$1,907,204	$1,325,019	$995,547	$977,260

Return on average tangible stockholders' equity (annualized)	9.30%	11.19%	(1.27)%	8.85%	7.82%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in Thousands)
Total stockholders' equity	$2,504,781	$2,496,061	$2,461,015	$1,254,171	$1,240,182
Less: Goodwill and identified intangible assets, net	536,503	541,175	551,810	255,822	257,252
Tangible stockholders' equity	$1,968,278	$1,954,886	$1,909,205	$998,349	$982,930

Total assets	$22,227,616	$23,220,372	$22,867,458	$11,568,745	$11,519,869
Less: Goodwill and identified intangible assets, net	536,503	541,175	551,810	255,822	257,252
Tangible assets	$21,691,113	$22,679,197	$22,315,648	$11,312,923	$11,262,617

Tangible stockholders' equity to tangible assets	9.07%	8.62%	8.56%	8.82%	8.73%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in Thousands)
Tangible stockholders' equity	$1,968,278	$1,954,886	$1,909,205	$998,349	$982,930

Common shares issued	89,576,403	89,576,403	89,576,403	96,998,075	96,998,075
Less:
Treasury shares	5,548,772	5,545,511	5,449,039	7,039,136	7,037,610
Unvested restricted stock	211,545	214,806	218,503	854,334	855,860
Common shares outstanding	83,816,086	83,816,086	83,908,861	89,104,605	89,104,605

Tangible book value per share	$23.48	$23.32	$22.75	$11.20	$11.03

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in Thousands)
Dividends paid	$27,034	$27,031	$12,029	$12,029	$12,029

Net income, as reported	$46,217	$53,366	$(4,221)	$22,026	$19,100

Dividend payout ratio	58.49%	50.65%	(284.98)%	54.61%	62.98%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At March 31, 2026		At December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$7,187,735	40.1%	$7,235,397	40.1%
Multi-family mortgage	2,148,297	12.0%	2,155,980	12.0%
Construction	621,376	3.5%	620,717	3.4%
Total commercial real estate loans	9,957,408	55.6%	10,012,094	55.5%
Commercial loans and leases:
Commercial	2,938,469	16.4%	2,784,152	15.4%
Equipment financing	1,073,505	6.0%	1,163,211	6.5%
Total commercial loans and leases	4,011,974	22.4%	3,947,363	21.9%
Consumer loans:
Residential mortgage	3,167,549	17.7%	3,233,425	17.9%
Home equity	656,237	3.6%	695,307	3.9%
Other consumer	130,988	0.7%	141,363	0.8%
Total consumer loans	3,954,774	22.0%	4,070,095	22.6%
Total loans and leases	17,924,156	100.0%	18,029,552	100.0%
Allowance for loan and lease losses	(244,377)		(252,839)
Net loans and leases	$17,679,779		$17,776,713

The following table sets forth the growth in the Company’s loan and lease portfolios during the three months ended March 31, 2026:

	At March 31, 2026	At December 31, 2025	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$9,957,408	$10,012,094	$(54,686)	(2.2)%
Commercial	4,011,974	3,947,363	64,611	6.5%
Consumer	3,954,774	4,070,095	(115,321)	(11.3)%
Total loans and leases	$17,924,156	$18,029,552	$(105,396)	(0.8)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $90.0 million unless approved by the Company's Credit Committee. As of March 31, 2026, there were zero borrowers with loans and commitments over $90.0 million. As of December 31, 2025, the Company's maximum credit exposure was $90.0 million and there was one borrower with loans and commitments over $90.0 million. The total of those loans and commitments was $94.9 million, or 0.8% of total loans and commitments, as of December 31, 2025.

The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 55.6% of total loans and leases outstanding as of March 31, 2026.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by apartment buildings $2.8 billion), retail stores ($2.0 billion), industrial properties ($1.6 billion), office buildings ($1.2 billion), and lodging services ($556.8 million) as of March 31, 2026.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of March 31, 2026.

	At March 31, 2026
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	27.9%	27.9%
Retail stores	5.3%	11.0%	16.3%
Industrial properties	1.1%	10.5%	11.6%
Office buildings	4.9%	15.1%	20.0%
Lodging services	0.2%	5.4%	5.6%
Other	6.5%	12.1%	18.6%
Total	18.0%	82.0%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of March 31, 2026.

	At March 31, 2026
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	11.3%	59.2%	70.5%
New York	3.6%	17.7%	21.3%
Other	3.1%	5.1%	8.2%
Total	18.0%	82.0%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 22.4% of total loans outstanding as of March 31, 2026.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($1.4 billion), retail ($434.1 million), recreation services ($362.4 million), manufacturing ($321.0 million), rental and leasing services ($220.3 million), food services ($184.9 million), and transportation services ($132.7 million) as of March 31, 2026.
The following table presents the percentage of the Company's commercial loan portfolio by geographic concentration as of March 31, 2026.

At March 31, 2026
Total
Geographic concentration:
New England	51.6%
New York	16.8%
Other	31.6%
Total	100.0%
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 22.0% of total loans outstanding as of March 31, 2026. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of March 31, 2026, other consumer loans equaled $131.0 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of March 31, 2026, the Company had $797.6 million of total assets that were designated as criticized. This compares to $683.7 million of assets designated as criticized as of December 31, 2025. The increase of $113.9 million in criticized assets was primarily driven by downgrades in four loans in our commercial real estate portfolio.
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
As of March 31, 2026, the Company had nonperforming assets of $151.2 million, representing 0.68% of total assets, compared to nonperforming assets of $116.7 million, or 0.50% of total assets as of December 31, 2025. The increase of $34.5 million in nonperforming assets during the three months ended March 31, 2026 was primarily driven by increases in nonperforming commercial real estate and multi-family loans, partially offset by a decline in equipment financing nonperforming balances.
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
Past Due and Accruing
As of March 31, 2026, the Company had $5.8 million loans and leases greater than 90 days past due and accruing, compared to $37.8 million loans as of December 31, 2025.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At March 31, 2026	At December 31, 2025
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$65,127	$41,246
Multi-family mortgage	12,995	4,065
Construction	—	—
Total commercial real estate loans	78,122	45,311

Commercial	22,626	16,716
Equipment financing	38,633	42,718
Total commercial loans and leases	61,259	59,434

Residential mortgage	5,807	6,465
Home equity	3,222	2,811
Other consumer	206	135
Total consumer loans	9,235	9,411

Total nonaccrual loans and leases	148,616	114,156

Other real estate owned	—	—
Other repossessed assets	2,623	2,591
Total nonperforming assets	$151,239	$116,747

Loans and leases past due greater than 90 days and accruing	$5,834	$37,823
Total delinquent loans and leases 61-90 days past due	32,082	20,244

Total nonperforming loans and leases as a percentage of total loans and leases	0.83%	0.63%
Total nonperforming assets as a percentage of total assets	0.68%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.18%	0.11%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied to account for risk factors not captured by the model. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For March 31, 2026, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three months ended March 31, 2026 and 2025.

	At and for the Three Months Ended March 31, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(7,357)	(8,435)	(88)	(15,880)
Recoveries	360	1,824	145	2,329
Provision (credit) for loan and lease losses excluding unfunded commitments	15,040	4,418	(14,369)	5,089
Balance at March 31, 2026	$150,434	$84,297	$9,646	$244,377

Total loans and leases	$9,957,408	$4,011,974	$3,954,774	$17,924,156
Total allowance for loan and lease losses as a percentage of total loans and leases	1.51%	2.10%	0.24%	1.36%

	At and for the Three Months Ended March 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	—	(9,069)	(4)	(9,073)
Recoveries	—	1,422	54	1,476
Provision (credit) for loan and lease losses	(172)	6,834	(3)	6,659
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145

Total loans and leases	$5,580,982	$2,512,912	$1,548,828	$9,642,722
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.73%	0.44%	1.29%

At March 31, 2026, the allowance for loan and lease losses decreased to $244.4 million, or 1.36% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $252.8 million, or 1.40% of total loans and leases outstanding, as of December 31, 2025.
Net charge-offs on loans and leases for the three months ended March 31, 2026 and 2025 were $13.6 million and $7.6 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended March 31, 2026 and 2025 were 0.30% and 0.31%, respectively. The year over year increase in net charge-offs was primarily due to increases in net charge-offs of $7.0 million in commercial real estate loans.
As of March 31, 2026, the Company had $192.9 million loans and leases delinquent more than 30 days, compared to $176.2 million loans as of December 31, 2025. The increase of $17.2 million was primary driven by higher delinquencies in commercial real estate mortgage loans and leases.

The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At March 31, 2026			At December 31, 2025
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$112,777	46.1%	40.1%	$109,525	43.3%	40.1%
Multi-family mortgage	24,894	10.2%	12.0%	22,168	8.8%	12.0%
Construction	12,763	5.2%	3.5%	10,698	4.2%	3.4%
Total commercial real estate loans	150,434	61.5%	55.6%	142,391	56.3%	55.5%
Commercial	43,575	17.8%	16.4%	53,651	21.2%	15.4%
Equipment financing	40,722	16.7%	6.0%	32,839	13.0%	6.5%
Total commercial loans	84,297	34.5%	22.4%	86,490	34.2%	21.9%
Residential mortgage	5,521	2.3%	17.7%	16,558	6.5%	17.9%
Home equity	3,015	1.2%	3.6%	4,980	2.0%	3.9%
Other consumer	1,110	0.5%	0.7%	2,420	1.0%	0.8%
Total consumer loans	9,646	4.0%	22.0%	23,958	9.5%	22.6%
Total	$244,377	100.0%	100.0%	$252,839	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of March 31, 2026 is appropriate.
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
Cash, cash equivalents, and investment securities decreased $0.9 billion to $2.8 billion as of March 31, 2026, from $3.7 billion as of December 31, 2025. Cash, cash equivalents, and investment securities were 12.7% of total assets as of March 31, 2026, compared to 16.1% of total assets at December 31, 2025.

The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At March 31, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$191,035	$178,596	$185,449	$173,677
GSE CMOs	563,834	553,581	500,446	496,570
GSE MBSs	326,216	316,124	334,476	325,745
Municipal obligations	225,345	228,488	231,924	240,216
Corporate debt obligations	35,359	35,994	39,209	40,023
U.S. Treasury bonds	419,142	405,427	424,214	412,037
Foreign government obligations	500	500	500	500
Total investment securities available-for-sale	$1,761,431	$1,718,710	$1,716,218	$1,688,768

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $89.2 million for the three months ended March 31, 2026 compared to $27.2 million for the same period in 2025. For the three months ended March 31, 2026 and 2025 , the Company did not sell any investment securities available-for-sale. For the three months ended March 31, 2026, the Company purchased $129.1 million of investment securities available-for-sale, compared to $0.7 million for the same period in 2025.
As of March 31, 2026, the fair value of all investment securities available-for-sale was $1.7 billion with $42.7 million of net unrealized losses, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of March 31, 2026, $1.0 billion, or 59.5%, of the portfolio, had gross unrealized losses of $51.0 million. This compares to $552.9 million, or 32.7%, of the portfolio with gross unrealized losses of $44.7 million as of December 31, 2025. The Company's unrealized loss position increased in 2026 primarily driven by a increase in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of March 31, 2026, the Company owned stock in the FHLBs with a carrying value of $39.6 million, an increase of $10.2 million from $29.4 million as of December 31, 2025.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Bank's membership in the Federal Reserve System. As of March 31, 2026 the Company owned stock in the Federal Reserve Banks with a carrying value of $57.2 million, a decrease of $0.2 million from $57.4 million as of December 31, 2025.

Other Stock—The Company invests in a small number of other restricted equity securities. As of March 31, 2026, the Company owned stock in other restricted equity securities with a carrying value of $0.6 million, unchanged from December 31, 2025.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At March 31, 2026			At December 31, 2025
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$3,861,000	21.1%	—%	$4,032,529	20.7%	—%
Interest-bearing deposits:
NOW accounts	1,520,600	8.3%	0.90%	1,445,894	7.4%	0.88%
Savings accounts	3,088,857	16.9%	1.85%	2,954,029	15.1%	1.82%
Money market accounts	4,393,607	24.0%	2.41%	4,636,548	23.8%	2.62%
Payroll deposit accounts	1,213,861	6.6%	2.98%	1,878,758	9.6%	3.42%
Certificate of deposit accounts	4,085,511	22.3%	3.43%	4,156,540	21.3%	3.59%
Brokered deposit accounts	128,844	0.7%	4.07%	410,359	2.1%	4.13%
Total interest-bearing deposits	14,431,280	78.9%	2.48%	15,482,128	79.3%	2.60%
Total deposits	$18,292,280	100.0%	1.96%	$19,514,657	100.0%	2.06%

Total deposits decreased $1.2 billion to $18.3 billion as of March 31, 2026, compared to $19.5 billion as of December 31, 2025. Deposits as a percentage of total assets was 82.3% and 84.0% as of March 31, 2026 and December 31, 2025, respectively.
During the three months ended March 31, 2026, Core deposits decreased $0.2 billion. The ratio of Core deposits to total deposits decreased to 70.3% as of March 31, 2026 from 67.0% as of December 31, 2025.
Payroll deposits totaled $1.2 billion as of March 31, 2026, compared to $1.9 billion as of December 31, 2025.
Certificate of deposit accounts were $4.1 billion as of March 31, 2026, compared to $4.2 billion as of December 31, 2025. Certificate of deposit accounts increased as a percentage of total deposits to 22.3% as of March 31, 2026 from 21.3% as of December 31, 2025.

Brokered deposits decreased $281.5 million to $128.8 million as of March 31, 2026, compared to $410.4 million as of December 31, 2025. Brokered deposits decreased as a percentage of total deposits to 0.7% as of March 31, 2026 from 2.1% as of December 31, 2025. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$3,866,588	20.8%	—%	$1,680,527	18.9%	—%
NOW accounts	1,494,773	8.1%	0.96%	628,346	7.1%	0.65%
Savings accounts	3,032,997	16.4%	1.82%	1,743,688	19.6%	2.37%
Money market accounts	4,513,420	24.3%	2.42%	2,187,581	24.6%	2.52%
Total core deposits	12,907,778	69.6%	1.37%	6,240,142	70.2%	1.59%
Certificate of deposit accounts	4,136,313	22.3%	3.62%	1,886,386	21.2%	4.21%
Brokered deposit accounts	307,179	1.7%	4.06%	767,275	8.6%	4.82%
Payroll deposits	1,196,070	6.4%	3.05%	—	—%	—%
Total deposits	$18,547,340	100.0%	2.01%	$8,893,803	100.0%	2.41%

As of March 31, 2026 and December 31, 2025, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At March 31, 2026		At December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$1,097,784	3.68%	$1,041,742	3.80%
Over six months through 12 months	237,729	3.44%	274,408	3.73%
Over 12 months	68,265	3.35%	82,779	3.49%
Total certificates of deposit of $250,000 or more	$1,403,778	3.63%	$1,398,929	3.77%
In accordance with the FDIC’s Call Report instructions, the Company reported uninsured deposits of $7.1 billion as of March 31, 2026 which includes approximately $665.8 million of internal operating deposit accounts. The Company participates in the IntraFi Network. This allows customers to seek increased FDIC insurance protection above the federally insured limit of $250,000. The Company had total IntraFi Network deposits as of March 31, 2026 of $929.4 million which are excluded from our uninsured deposit total.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$702,163	$1,163,315
Maximum amount outstanding at any month-end during the period	1,072,503	1,192,874
Balance outstanding at end of period	1,072,503	1,155,827
Weighted average interest rate for the period	4.87%	4.96%
Weighted average interest rate at end of period	4.38%	4.89%
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
FHLB borrowings increased $266.3 million to $822.1 million as of March 31, 2026 with a total capacity of $4.6 billion. As of December 31, 2025, FHLB borrowings stood at $555.8 million.
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

The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	March 31, 2026	December 31, 2025
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	June 26, 2026	$4,938	$4,935
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	June 17, 2026	4,907	4,902
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	May 26, 2026	13,981	13,943
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	March 17, 2034	June 15, 2026	7,253	7,232
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	June 15, 2026	72,529	72,528
June 30, 2022	5.5% Fixed-to-Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	95,381	95,032
			Total	$198,989	$198,572
The above carrying amounts of the subordinated debentures included $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of March 31, 2026. This compares to $0.2 million of accretion adjustments and $0.4 million of capitalized debt issuance costs as of December 31, 2025.
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
As of March 31, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2026 and December 31, 2025, the Company did not have borrowings on outstanding uncommitted lines of credit.
As of March 31, 2026, the Company had $50.5 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $33.1 million outstanding as of December 31, 2025. This cash collateralizes the fair value of the dealer side of derivative transactions.

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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at March 31, 2026 and December 31, 2025:

	At March 31, 2026	At December 31, 2025
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$149,679	$192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$3,500,284	$3,505,840
Pay fixed, receive variable	3,504,381	3,505,840
Risk participation-out agreements	681,207	670,834
Risk participation-in agreements	147,069	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$2,965	$2,785
Sells foreign currency, buys U.S. currency	2,978	2,800
Fixed weighted average interest rate from the Company to counterparty	4.02%	4.03%
Floating weighted average interest rate from counterparty to the Company	4.63%	4.75%
Weighted average remaining term to maturity (in months)	55	56
Fair value:
Recognized as an asset:
Interest rate derivatives	$77	$185
Loan level derivatives	98,732	102,237
Risk participation-out agreements	575	532
Foreign exchange contracts	360	274
Recognized as a liability:
Interest rate derivatives	$123	$179
Loan level derivatives	113,495	115,937
Risk participation-in agreements	141	139
Foreign exchange contracts	—	258
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $2.5 billion as of March 31, 2026 representing an $8.7 million increase compared to $2.5 billion at December 31, 2025. The increase for the three months ended March 31, 2026 was primarily driven by net income of $46.2 million, offset by dividends paid by the Company of $27.0 million, and unrealized loss on securities available for sale of $11.3 million.
Stockholders' equity represented 11.27% of total assets as of March 31, 2026 and 10.75% of total assets as of December 31, 2025. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.07% of tangible assets (total assets less goodwill and identified intangible assets, net) as of March 31, 2026 and 8.62% as of December 31, 2025.
The dividend payout ratio was 58.49% for the three months ended March 31, 2026, compared to 62.98% for the same period in 2025.

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
Net Interest Income
Net interest income increased $104.9 million to $190.8 million for the three months ended March 31, 2026 from $85.8 million for the three months ended March 31, 2025. This increase reflects a $123.6 million increase in interest income on loans and leases, along with a $15.0 million increase in interest income in investment securities, partially offset by a $33.7 million increase in interest expense on deposits and borrowings. The increases year over year are primarily a result of the Transaction. Refer to “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2026 and March 31, 2025 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended March 31, 2026 and March 31, 2025 — Interest Expense -Deposit and Borrowed Funds” below for more details.
Net interest margin increased 56 basis points to 3.78% for the three months ended March 31, 2026 from 3.22% for the three months ended March 31, 2025. The Company's weighted average interest rate on loans increased to 5.96% for the three months ended March 31, 2026 from 5.92% for the three months ended March 31, 2025.
The yield on interest-earning assets increased to 5.70% for the three months ended March 31, 2026 from 5.67% for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded $0.6 million in prepayment penalties and late charges, which contributed 1 basis point to yields on interest-earning assets, compared to $0.6 million, or 2 basis points, for the three months ended March 31, 2025.
The cost of interest-bearing liabilities decreased 61 basis points to 2.68% for the three months ended March 31, 2026 from 3.29% for the three months ended March 31, 2025. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. With the market's expectation for no additional FRB rate cuts in 2026 and with the Treasury yield curve becoming steeper since the prior quarter end, management anticipates that the net interest margin will be stable in the near term.
    If the FRB cuts rates in the coming quarters, the net interest income and the net interest margin will be highly dependent on the Company's ability and timing to reduce deposit pricing as well as the overall mix of funding.

Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three months ended March 31, 2026 and March 31, 2025. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,684,382	$17,153	4.07%	$888,913	$6,814	3.07%
Restricted equity securities	84,281	845	4.01%	69,784	1,204	6.90%
Short-term investments	879,562	8,096	3.68%	202,953	2,451	4.83%
Total investments	2,648,225	26,094	3.94%	1,161,650	10,469	3.60%
Commercial real estate loans (2)	9,974,029	143,162	5.74%	5,651,390	77,243	5.47%
Commercial loans (2)	2,877,031	44,646	6.21%	1,237,078	19,698	6.37%
Equipment financing (2)	1,117,336	23,545	8.43%	1,281,425	25,965	8.11%
Consumer loans (2)	4,006,808	56,561	5.66%	1,548,973	20,861	5.41%
Total loans and leases	17,975,204	267,914	5.96%	9,718,866	143,767	5.92%
Total interest-earning assets	20,623,429	294,008	5.70%	10,880,516	154,236	5.67%
Allowance for loan and lease losses	(254,743)			(124,538)
Non-interest-earning assets	1,767,171			787,352
Total assets	$22,135,857			$11,543,330
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$1,494,773	3,526	0.96%	$628,346	1,005	0.65%
Savings accounts	3,032,997	13,612	1.82%	1,743,688	10,173	2.37%
Money market accounts	5,709,490	35,969	2.55%	2,187,581	13,587	2.52%
Certificate of deposit accounts	4,136,313	36,870	3.62%	1,886,386	19,593	4.21%
Brokered deposit accounts	307,179	3,079	4.06%	767,275	9,120	4.82%
Total interest-bearing deposits (3)	14,680,752	93,056	2.57%	7,213,276	53,478	3.01%
Advances from the FHLB	476,434	4,678	3.93%	1,007,508	11,847	4.70%
Subordinated debentures and notes	198,755	3,588	7.22%	84,345	1,701	8.07%
Other borrowed funds	26,974	288	4.33%	71,462	872	4.95%
Total borrowed funds	702,163	8,554	4.87%	1,163,315	14,420	4.96%
Total interest-bearing liabilities	15,382,915	101,610	2.68%	8,376,591	67,898	3.29%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	3,866,588			1,680,527
Other non-interest-bearing liabilities	362,368			251,011
Total liabilities	19,611,871			10,308,129
Total stockholders' equity	2,523,986			1,235,201
Total liabilities and stockholders' equity	$22,135,857			$11,543,330
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		192,398	3.02%		86,338	2.38%
Less adjustment of tax-exempt income		1,624			508
Net interest income		$190,774			$85,830
Net interest margin (5)			3.78%			3.22%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.03% and 2.44% in the three months ended March 31, 2026 and March 31, 2025, respectively.
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

	Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025
	Increase (Decrease) Due To
	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$7,580	$2,759	$10,339
Marketable and restricted equity securities	211	(570)	(359)
Short-term investments	6,343	(698)	5,645
Total investments	14,134	1,491	15,625
Loans and leases:
Commercial real estate loans	61,923	3,996	65,919
Commercial loans and leases	25,442	(494)	24,948
Equipment financing	(3,396)	976	(2,420)
Consumer loans	34,330	1,370	35,700
Total loans	118,299	5,848	124,147
Total change in interest and dividend income	132,433	7,339	139,772
Interest expense:
Deposits:
NOW accounts	1,873	648	2,521
Savings accounts	6,217	(2,778)	3,439
Money market accounts	22,218	164	22,382
Certificate of deposit accounts	20,372	(3,095)	17,277
Brokered deposit accounts	(4,783)	(1,258)	(6,041)
Total deposits	45,897	(6,319)	39,578
Borrowed funds:
Advances from the FHLB	(5,469)	(1,700)	(7,169)
Subordinated debentures and notes	2,079	(192)	1,887
Other borrowed funds	(486)	(98)	(584)
Total borrowed funds	(3,876)	(1,990)	(5,866)
Total change in interest expense	42,021	(8,309)	33,712
Change in tax-exempt income	1,116	—	1,116
Change in net interest income	$89,296	$15,648	$104,944

Interest Income

Loans and Leases

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$142,516	$77,139	$65,377	84.8%
Commercial loans	44,313	19,344	24,969	129.1%
Equipment financing	23,545	25,965	(2,420)	(9.3)%
Residential mortgage loans	44,283	13,422	30,861	229.9%
Other consumer loans	12,277	7,439	4,838	65.0%
Total interest income—loans and leases (1)	$266,934	$143,309	$123,625	86.3%
_________________________________________________________________________
(1) Change in tax-exempt income of $522 thousand is excluded from the three months ended tables above.
Total interest income from loans and leases was $266.9 million for the three months ended March 31, 2026, and represented a yield on total loans of 5.96%. This compares to $143.3 million of interest on loans and a yield of 5.92% for the three months ended March 31, 2025. The $123.6 million increase in interest income from loans and leases was primarily due to an increase of $118.3 million in the portfolio composition in origination volume and due to the Transaction and a $5.8 million increases in changes to interest rates, partially offset by a decrease of $0.5 million in the change of tax-exempt income.
Investments

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$16,510	$6,765	$9,745	144.1%
Restricted equity securities	843	1,203	(360)	(29.9)%
Short-term investments	8,096	2,451	5,645	230.3%
Total interest income—investments (1)	$25,449	$10,419	$15,030	144.3%
_________________________________________________________________________
(1) Change in tax-exempt income of $595 thousand is excluded from the three months ended table above.
Total interest income from investments was $25.4 million for the three months ended March 31, 2026, compared to $10.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, the yield on total investments was 3.9% and 3.6%, respectively. The year over year increase in interest income on investments of $15.0 million, or 144.3%, was primarily driven by a $13.5 million increase due to volume and a $1.5 million increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$3,526	$1,005	$2,521	250.8%
Savings accounts	13,612	10,173	3,439	33.8%
Money market accounts	35,969	13,587	22,382	164.7%
Certificate of deposit accounts	36,870	19,593	17,277	88.2%
Brokered deposit accounts	3,079	9,120	(6,041)	(66.2)%
Total interest expense - deposits	93,056	53,478	39,578	74.0%
Borrowed funds:
Advances from the FHLB	4,678	11,847	(7,169)	(60.5)%
Subordinated debentures and notes	3,588	1,701	1,887	110.9%
Other borrowed funds	288	872	(584)	(67.0)%
Total interest expense - borrowed funds	8,554	14,420	(5,866)	(40.7)%
Total interest expense	$101,610	$67,898	$33,712	49.7%
Deposits
For the three months ended March 31, 2026, interest expense on deposits increased $39.6 million, or 74.0%, compared to the same period in 2025. The increase in interest expense on deposits was driven by an increase of $45.9 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits balance, offset by a decrease of $6.3 million due to lower interest rates. For the three months ended March 31, 2026, the purchase accounting amortization on acquired deposits was $887.0 thousand, compared to $112.0 thousand for the same period in 2025.
Borrowed Funds
For the three months ended March 31, 2026, interest expense on borrowed funds decreased $5.9 million, or 40.7% year over year. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $3.9 million due to volume and a decrease of $2.0 million due to borrowing rates which decreased to 4.87% for the three months ended March 31, 2026 from 4.96% for the three months ended March 31, 2025. For the three months ended March 31, 2026, the purchase accounting amortization on acquired borrowed funds was $92.0 thousand, compared to $9.0 thousand for the same period in 2025.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$15,040	$(172)	$15,212	(8,844)%
Commercial	4,418	6,834	(2,416)	(35)%
Consumer	(14,369)	(3)	(14,366)	478,867%
Total provision (credit) for loan and lease losses	5,089	6,659	(1,570)	(24)%
Provision (credit) for unfunded commitments	2,810	(685)	3,495	(510)%
Investment securities available-for-sale	47	12	35	292%
Total provision (credit) for credit losses	$7,946	$5,986	$1,960	33%

For the three months ended March 31, 2026, the provision for credit losses increased $2.0 million to $7.9 million, compared to a provision for credit losses of $6.0 million for the three months ended March 31, 2025. The increase in the provision for credit losses for the three months ended March 31, 2026 is primarily driven by the Transaction.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Loan and Lease Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Deposit fees	$8,347	$2,361	$5,986	253.5%
Loan fees	2,366	393	1,973	502.0%
Loan level derivative income, net	775	70	705	1,007.1%
Gain on sales of loans and leases held-for-sale	2,689	24	2,665	11,104.2%
Wealth management fees	4,464	1,491	2,973	199.4%
Other	5,306	1,321	3,985	301.7%
Total non-interest income	$23,947	$5,660	$18,287	323.1%
Deposit fees increased $6.0 million, or 253.5%, to $8.3 million for the three months ended March 31, 2026, compared to $2.4 million for the same period in 2025, primarily driven by activity due to the Transaction.
Loan fees increased $2.0 million, or 502.0%, to $2.4 million for the three months ended March 31, 2026, compared to $0.4 million for the same period in 2025, primarily driven by activity due to the Transaction.
Loan level derivative income increased to $0.8 million for the three months ended March 31, 2026, compared to $0.1 million for the same period in 2025, as there were no loan level derivative transactions completed for the three months ended March 31, 2025.
Gains on sales of loans and leases held-for-sale, wealth management fees, and other income for the three months ended March 31, 2026 increased compared to the same period in 2025, primarily as a result of the Transaction.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Compensation and employee benefits	$69,650	$35,853	$33,797	94.3%
Occupancy	13,097	5,721	7,376	128.9%
Equipment and data processing	20,127	7,012	13,115	187.0%
Professional services	2,462	1,726	736	42.6%
FDIC insurance	4,320	2,037	2,283	112.1%
Advertising and marketing	1,679	868	811	93.4%
Amortization of identified intangible assets	8,328	1,430	6,898	482.4%
Merger and restructuring expense	13,025	971	12,054	1,241.4%
Other	8,134	4,404	3,730	84.7%
Total non-interest expense	$140,822	$60,022	$80,800	134.6%

Merger and restructuring expense increased to $13.0 million for the three months ended March 31, 2026, compared to $1.0 million for the same period in 2025. Excluding merger and restructuring expense, non-interest expense (non-GAAP) increased $68.7 million to $127.8 million for the three months ended March 31, 2026, compared to $59.1 million for the same period in 2025.
Compensation and employee benefits expense increased $33.8 million, or 94.3%, to $69.7 for the three months ended March 31, 2026, compared to $35.9 million for the same period in 2025, primarily driven by activity due to the Transaction.
Equipment and data processing expense increased $13.1 million, or 187.0%, to $20.1 million for the three months ended March 31, 2026, compared to $7.0 million for the same period in 2025, primarily driven by activity due to the Transaction.
Provision for Income Taxes

	Three Months Ended March 31,		Dollar Change	Percent Change
	2026	2025
	(Dollars in Thousands)
Income before provision for income taxes	$65,953	$25,482	$40,471	158.8%
Provision for income taxes	19,736	6,382	13,354	209.2%
Net income	$46,217	$19,100	$27,117	142.0%
Effective tax rate	29.9%	25.0%	N/A	19.6%
The Company recorded an income tax expense of $19.7 million for the three months ended March 31, 2026, compared to an income tax expense of $6.4 million for the three months ended March 31, 2025, representing effective tax rates of 29.9% and 25.0%, respectively. The increase in effective tax rate for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily driven by Transaction related items, including the discrete tax impact of nondeductible expenses.
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
In the first quarter, the Company operated with decreased liquidity. Due to the Transaction, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held lower levels of on balance sheet liquidity in the form of cash and available for sale securities in the first quarter. Cash and equivalents at the end of the quarter were $1.1 billion, or 5.0% of the balance sheet, compared to $2.0 billion, or 8.8% of the balance sheet, as of December 31, 2025. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 14% of total assets. As of March 31, 2026, cash, cash equivalents and investment securities available-for-sale totaled $2.8 billion, or 12.7% of total assets. This compares to $3.7 billion, or 16.1% of total assets, as of December 31, 2025.
Deposits, which are considered the most stable source of liquidity, totaled $18.3 billion as of March 31, 2026 and represented 94.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $19.5 billion, or 96.1% of total funding, as of December 31, 2025. Core deposits totaled $12.9 billion as of March 31, 2026 and represented 70.3% of total deposits, compared to Core deposits of $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Additionally, the Company had $128.8 million of brokered deposits as of March 31, 2026, which represented 0.7% of total deposits, compared to $410.4 million or 2.1% of total deposits, as of December 31, 2025. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $1.1 billion as of March 31, 2026, representing 5.5% of total funding, compared to $0.8 billion, or 3.9% of total funding, as of

December 31, 2025. The growth in the balance sheet is driven by the Transaction, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.
As members of the FHLB, the Bank has access to both short- and long-term borrowings. As of March 31, 2026, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $4.6 billion, compared to $4.6 billion as of December 31, 2025.
As of March 31, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of March 31, 2026 and December 31, 2025, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $607.2 million of borrowing capacity at the FRB as of March 31, 2026. As of March 31, 2026, the Company did not have any outstanding borrowings with the FRB.
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

Capital Resources
As of March 31, 2026, the Company and the Bank are under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of March 31, 2026, the Company and the Bank exceeded all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of March 31, 2026 for the Company and the Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At March 31, 2026:
Beacon Financial Corporation
Common equity Tier 1 capital ratio (1)	$2,048,559	11.24%	$820,153	4.50%	$1,275,793	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	2,079,001	9.59%	867,154	4.00%	867,154	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	2,079,001	11.40%	1,094,211	6.00%	1,550,132	8.50%	N/A	N/A
Total risk-based capital ratio (4)	2,420,211	13.27%	1,459,057	8.00%	1,915,012	10.50%	N/A	N/A
Beacon Bank & Trust
Common equity Tier 1 capital ratio (1)	$2,090,009	11.47%	$819,969	4.50%	$1,275,507	7.00%	$1,184,399	6.50%
Tier 1 leverage capital ratio (2)	2,090,009	9.64%	867,224	4.00%	867,224	4.00%	1,084,030	5.00%
Tier 1 risk-based capital ratio (3)	2,090,009	11.47%	1,093,292	6.00%	1,548,830	8.50%	1,457,722	8.00%
Total risk-based capital ratio (4)	2,292,321	12.58%	1,457,756	8.00%	1,913,304	10.50%	1,822,195	10.00%
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

The following table presents actual and required capital amounts and capital ratios as of December 31, 2025 for the Company and the Bank.

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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a one-year and two-year horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of March 31, 2026.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of March 31, 2026, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	March 31, 2026		December 31, 2025
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$96,288	12.1%	$78,074	9.4%
Up 200 basis points ramp	27,370	3.4%	29,174	3.5%
Up 100 basis points ramp	13,758	1.7%	14,849	1.8%
Down 100 basis points ramp	(14,169)	(1.8)%	(14,389)	(1.7)%
Down 200 basis points ramp	(28,384)	(3.6)%	(30,008)	(3.6)%
Down 400 basis points shock	(50,456)	(6.3)%	(58,232)	(7.0)%
Asset sensitivity increased at March 31, 2026 when compared to December 31, 2025 as a result of funding and asset mix changes. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 12.1% as of March 31, 2026, compared to 9.4% as of December 31, 2025. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (6.3)% as of March 31, 2026, compared to (7.0)% as of December 31, 2025.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of March 31, 2026, the Company’s one-year cumulative gap was a positive $981.0 million, or 4.77% of total interest-earning assets, compared to a positive $0.5 billion, or 2.14% of total interest-earning assets, as of December 31, 2025.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At March 31, 2026	At December 31, 2025
Up 400 basis points	(0.7)%	(1.8)%
Up 200 basis points	—%	(0.7)%
Up 100 basis points	0.1%	0.1%
Down 100 basis points	(0.7)%	(1.1)%
Down 200 basis points	(1.6)%	(3.2)%
Down 400 basis points	(5.7)%	(10.1)%

The Company's EVE-at-risk is modestly more asset sensitive from December 31, 2025 to March 31, 2026 driven by changes to the funding and asset mix.

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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. During the quarter ended March 31, 2026, the Company completed a core banking system conversion as a result of the Transaction which resulted in material changes to certain key financial reporting processes and the corresponding internal controls over financial reporting. Management has designed and implemented new controls and updated existing controls to reflect these changes.
Management’s Report on Internal Control Over Financial Reporting as of December 31, 2025 and the related Report of Independent Registered Public Accounting Firm thereon appear on pages F-1 and F-2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We operate in a legal and regulatory environment that exposes us to potentially significant risks. For more information regarding the Company’s exposure generally to legal and regulatory risks, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026.
There are no threatened or pending legal proceedings other than those that arise in the normal course of business. As of March 31, 2026, we are not involved in any pending legal proceedings that, in the opinion of management, are expected to be material to the Company’s financial condition or results of operations.

Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit	Description
3.1	Amended Certificate of Incorporation of Beacon Financial Corporation (incorporated by reference to Exhibit 3.1 of the Beacon Financial Corporation's Annual Report on Form 10-K)

3.3	Amended and Restated Bylaws of Berkshire Hills Bancorp, Inc. (incorporated by reference from Exhibits to the Form 8-K as filed on June 26, 2017)

3.4
Certificate of Designations of the Series B Non-Voting Preferred Stock (incorporated herein by reference from the Exhibits to Form S-1, Registration Statement and amendments thereto, initially filed on March 10, 2000, Registration No. 333-32146)

4.1	Description of Berkshire Hills Bancorp, Inc. Securities (incorporated herein by reference from Exhibit 4.3 to the Form 10-K as filed on February 28, 2020)

4.2	Form of Common Stock Certificate of Berkshire Hills Bancorp, Inc. (incorporated herein by reference from the Exhibits to Form 10-Q as filed on August 9, 2018)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith
** Furnished herewith
+ Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON FINANCIAL CORPORATION

Date: May 11, 2026	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial and Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)