Form 10-Q
period 2026-06-30
Beacon Financial Corp
filed 2026-08-07
CIK 1108134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           N/A           to                                 .
Commission file number 001-15781

BEACON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street
Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
(617) 425-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BBT	New York Stock Exchange

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

At July 31, 2026, the number of shares of common stock, par value $0.01 per share, outstanding was 83,816,086.

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
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At June 30, 2026	At December 31, 2025
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$240,680	$201,557
Short-term investments	975,423	1,840,188
Total cash and cash equivalents	1,216,103	2,041,745
Investment securities available-for-sale	1,761,297	1,688,768
Total investment securities	1,761,297	1,688,768
Allowance for investment security credit losses	(56)	(94)
Net investment securities	1,761,241	1,688,674
Loans and leases:
Commercial real estate loans	9,884,139	10,012,094
Commercial loans and leases	3,981,803	3,947,363
Consumer loans	3,956,276	4,070,095
Total loans and leases	17,822,218	18,029,552
Allowance for loan and lease losses	(238,189)	(252,839)
Net loans and leases	17,584,029	17,776,713
Restricted equity securities	90,660	87,438
Premises and equipment, net of accumulated depreciation of $120,224 and $112,926, respectively	161,175	162,474
Right-of-use asset operating leases	82,909	82,817
Deferred tax asset	138,466	149,487
Goodwill	357,358	351,613
Identified intangible assets, net of accumulated amortization of $45,774 and $29,118, respectively	172,906	189,562
OREO and repossessed assets, net	2,505	2,591
Cash surrender value of bank-owned life insurance policies	335,523	334,442
Other assets	348,089	352,816
Total assets	$22,250,964	$23,220,372
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$3,910,604	$4,032,529
Interest-bearing deposits:
NOW accounts	1,569,862	1,445,894
Savings accounts	3,035,355	2,954,029
Money market accounts	4,461,990	4,636,548
Payroll deposits accounts	1,212,178	1,878,758
Certificate of deposit accounts	4,064,518	4,156,540
Brokered deposit accounts	231,357	410,359
Interest-bearing deposits	14,575,260	15,482,128
Total deposits	18,485,864	19,514,657
Borrowed funds:
Advances from the FHLB	633,292	555,788
Subordinated debentures and notes	202,278	198,572
Other borrowed funds	53,022	34,000
Total borrowed funds	888,592	788,360
Operating lease liabilities	90,936	90,713
Reserve for unfunded credits	13,470	13,746
Accrued expenses and other liabilities	232,306	316,835
Total liabilities	19,711,168	20,724,311

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 89,576,403 shares issued, respectively	896	896
Additional paid-in capital	2,164,080	2,171,885
Retained earnings	542,304	485,862
Accumulated other comprehensive (loss) income	(34,929)	(20,002)
Treasury stock, at cost; 5,211,670 shares and 5,545,511 shares, respectively	(132,555)	(142,580)
Total stockholders' equity	2,539,796	2,496,061
Total liabilities and stockholders' equity	$22,250,964	$23,220,372
See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$265,596	$143,933	$532,531	$287,242
Debt securities	18,370	6,691	34,880	13,456
Restricted equity securities	1,506	1,062	2,349	2,265
Short-term investments	8,162	2,386	16,258	4,837
Total interest and dividend income	293,634	154,072	586,018	307,800
Interest expense:
Deposits	88,959	52,682	182,015	106,160
Borrowed funds	11,468	12,705	20,022	27,125
Total interest expense	100,427	65,387	202,037	133,285
Net interest income	193,207	88,685	383,981	174,515
Provision for credit losses on loans	5,007	6,997	12,906	12,971
Provision (credit) for credit losses on investments	(85)	3	(38)	15
Net interest income after provision for credit losses	188,285	81,685	371,113	161,529
Non-interest income:
Deposit fees	8,510	2,472	16,857	4,833
Loan fees	2,619	472	4,985	865
Loan level derivative income	1,391	(4)	2,166	66
Gain on sales of loans and leases held-for-sale	3,869	264	6,558	288
Wealth management fees	4,860	1,421	9,324	2,911
Other	4,739	1,345	10,045	2,667
Total non-interest income	25,988	5,970	49,935	11,630
Non-interest expense:
Compensation and employee benefits	70,280	35,147	139,930	71,000
Occupancy	11,791	5,349	24,888	11,070
Equipment and data processing	18,300	6,841	38,427	13,853
Professional services	2,769	1,471	5,231	3,197
FDIC insurance	3,332	1,880	7,652	3,917
Advertising and marketing	1,152	1,371	2,831	2,239
Amortization of identified intangible assets	8,328	1,431	16,656	2,861
Merger and restructuring expense	—	439	13,025	1,410
Other	11,304	4,132	19,438	8,536
Total non-interest expense	127,256	58,061	268,078	118,083
Income before provision for income taxes	87,017	29,594	152,970	55,076
Provision for income taxes	22,591	7,568	42,327	13,950
Net income	$64,426	$22,026	$110,643	$41,126
Earnings per common share:
Basic	$0.77	$0.25	$1.32	$0.46
Diluted	0.77	0.25	1.32	0.46
Weighted average common shares outstanding:
Basic	83,816,086	89,104,605	83,816,086	89,104,060
Diluted	83,939,430	89,612,781	83,921,432	89,590,267
Dividends paid per common share	$0.3225	$0.135	$0.6450	$0.270

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net income	$64,426	$22,026	$110,643	$41,126

Investment securities available-for-sale:
Unrealized securities holding gains (losses)	(4,635)	5,558	(19,906)	18,139
Income tax (expense) benefit	1,134	(1,231)	5,060	(4,075)
Net unrealized securities holding gains (losses) before reclassification adjustments, net of taxes	(3,501)	4,327	(14,846)	14,064

Cash flow hedges:
Change in fair value of cash flow hedges	(156)	(204)	(312)	(2,824)
Income tax (expense) benefit	41	47	83	709
Net change in fair value of cash flow hedges, net of taxes	(115)	(157)	(229)	(2,115)

Less reclassification adjustment for change in fair value of cash flow hedges:
Gain (loss) on change in fair value of cash flow hedges	(133)	(534)	(200)	(4,036)
Income tax (expense) benefit	35	137	52	1,034
Net reclassification adjustment for change in fair value of cash flow hedges	(98)	(397)	(148)	(3,002)

Net change in fair value of cash flow hedges	(17)	$240	(81)	$887

Postretirement benefits:
Adjustment of accumulated obligation for postretirement benefits	—	(1,956)	—	(1,956)
Income tax (expense) benefit	—	509	—	509
Net adjustment of accumulated obligation for postretirement benefits	—	(1,447)	—	(1,447)

Other comprehensive gain (loss), net of taxes	(3,518)	3,120	(14,927)	13,504

Comprehensive income	60,908	25,146	95,716	54,630

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended June 30, 2026 and 2025

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2026	$896	$2,172,982	$504,976	$(31,411)	$(142,662)	$2,504,781
Net income	—		64,426	—	—	64,426
Other comprehensive income (loss)	—	—	—	(3,518)	—	(3,518)
Common stock dividends of $0.3225 per share	—	—	(27,031)	—	—	(27,031)
Restricted stock awards issued, net of awards surrendered	—	(10,107)	—	—	10,107	—
Compensation under recognition and retention plans	—	1,205	(67)	—	—	1,138
Balance at June 30, 2026	$896	$2,164,080	$542,304	$(34,929)	$(132,555)	$2,539,796

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at March 31, 2025	$970	$903,696	$465,898	$(42,498)	$(87,884)	$1,240,182
Net income	—	—	22,026	—	—	22,026
Other comprehensive income (loss)	—	—	—	3,120	—	3,120
Common stock dividends of $0.135 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	15	—	—	(15)	—
Compensation under recognition and retention plan	—	986	(114)	—	—	872
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended June 30, 2026 and 2025

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2025	$896	$2,171,885	$485,862	$(20,002)	$(142,580)	$2,496,061
Net income	—		110,643	—	—	110,643
Other comprehensive income (loss)	—	—	—	(14,927)	—	(14,927)
Common stock dividends of $0.6450 per share	—	—	(54,065)	—	—	(54,065)
Restricted stock awards issued, net of awards surrendered	—	(10,025)	—	—	10,025	—
Compensation under recognition and retention plans	—	2,220	(136)	—	—	2,084
Balance at June 30, 2026	$896	$2,164,080	$542,304	$(34,929)	$(132,555)	$2,539,796

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net Income	—	—	41,126	—	—	41,126
Other comprehensive income (loss)	—	—	—	13,504	—	13,504
Common stock dividends of $0.270 per share	—	—	(24,058)	—	—	(24,058)
Restricted stock awards issued, net of awards surrendered	—	183	—	—	(223)	(40)
Compensation under recognition and retention plans	—	1,930	(230)	—	—	1,700
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Cash flows from operating activities:
Net income	$110,643	$41,126
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	12,868	12,986
Deferred income tax expense (benefit)	16,112	(1,552)
Depreciation of premises and equipment	6,585	3,727
Accretion of investment securities premiums and discounts, net	(9,784)	(2,484)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(17,536)	(2,969)
Amortization of identified intangible assets	16,656	2,861
Amortization of debt issuance costs	9	51
Amortization of other acquisition fair value adjustments, net	5,653	305
Gain on sales of loans and leases held-for-sale	(6,558)	(288)
Write-down of other repossessed assets	158	316
Compensation under recognition and retention plans	2,084	1,700
Net change in:
Cash surrender value of bank-owned life insurance	(1,081)	(1,031)
Other assets	(1,130)	47,261
Accrued expenses and other liabilities	(84,399)	(60,378)
Net cash provided from operating activities	50,280	41,631

Cash flows from investing activities:
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	197,774	60,710
Purchases of investment securities available-for-sale	(280,425)	(11,737)
Proceeds from redemption/sales of restricted equity securities	37,732	24,139
Purchase of restricted equity securities	(40,954)	(7,465)
Proceeds from sales of loans and leases ,net	181,519	51,549
Net decrease in loans and leases	21,955	135,203
Purchase of premises and equipment, net	(5,775)	(972)
Proceeds from sales of other repossessed assets	51	194
Net cash provided from investing activities	111,877	251,621

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Cash flows from financing activities:
(Decrease) increase in demand checking, NOW, savings and money market accounts	(769,687)	129,904
Decrease in certificates of deposit and brokered deposits	(260,426)	(70,570)
Proceeds from FHLB advances	1,673,040	546,000
Repayment of FHLB advances	(1,595,683)	(967,257)
Increase in other borrowed funds, net	19,022	56,393
Decrease in mortgagors' escrow accounts, net	—	(586)
Payment of dividends on common stock	(54,065)	(24,058)
Net cash used for financing activities	(987,799)	(330,174)
Net decrease in cash and cash equivalents	(825,642)	(36,922)
Cash and cash equivalents at beginning of period	2,041,745	543,670
Cash and cash equivalents at end of period	$1,216,103	$506,748

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$201,012	$135,390
Income taxes	6,238	12,731
Non-cash investing activities:
Transfer from loans to other OREO and repossessed assets	123	695

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements
(1) Basis of Presentation
Overview
The Company is a bank holding company (within the meaning of the Bank Holding Company Act of 1956, as amended) and the parent of Beacon Bank & Trust, a Massachusetts-chartered trust company. The Bank is a member of the Federal Reserve System. The Company's primary business is to provide commercial, business and retail banking services to its corporate, municipal and retail customers through the Bank and its non-bank subsidiaries. Until July 1, 2026, the Company was also the parent of Clarendon Private. Clarendon Private is a registered investment advisor with the SEC. On July 1, 2026, the Company contributed its ownership interest in Clarendon Private to the Bank, so that Clarendon Private is now a wholly owned subsidiary of the Bank and an indirect subsidiary of the Company. Through the Trust and Investments Division of the Bank and Clarendon Private, the Company offers a wide range of wealth management services to individuals, families, endowments and foundations to help these clients meet their long-term financial goals.
Beacon Bank & Trust operates 145 full-service banking offices in New England and New York. The Bank's activities include acceptance of commercial, municipal and retail deposits, origination of mortgage loans on commercial and residential real estate located principally in New England and New York, origination of commercial loans and leases, investment in debt and equity securities, and the offering of cash management and wealth, trust and investment advisory services. The Company also provides specialty equipment financing through its subsidiary Eastern Funding and provides small business lending through its 44 Business Capital division, both of which operate as national business lines.
The Company and the Bank are supervised, examined and regulated by the FRB. As a Massachusetts-chartered trust company, the Bank is subject to supervision, examination and regulation by the Massachusetts Division of Banks. Clarendon Private is also subject to regulation by the SEC.
The FDIC offers insurance coverage on all deposits up to $250,000 per depositor. As an FDIC-insured depository institution, the Bank is also subject to supervision, examination and regulation by the FDIC.
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
The Transaction was treated as a business combination under ASC 805 and was accounted for as a reverse merger using the acquisition method of accounting. Therefore, Legacy Brookline was deemed the acquirer for financial reporting purposes even though Legacy Berkshire was the legal acquirer. As such, the historical financial statements of Legacy Brookline became the historical financial statements of the combined company. As a result, the Company's financial results for the second quarter of 2026 may not be directly comparable to prior reported periods.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Investment Securities Available-for-Sale
The following tables set forth investment securities available-for-sale at the dates indicated:

	At June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$199,337	$136	$13,261	$186,212
GSE CMOs	672,314	566	14,886	657,994
GSE MBSs	317,137	604	12,969	304,772
Municipal obligations	220,340	7,045	136	227,249
Corporate debt obligations	24,530	771	166	25,135
U.S. Treasury bonds	374,495	237	15,297	359,435
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,808,653	$9,359	$56,715	$1,761,297

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,449	$512	$12,284	$173,677
GSE CMOs	500,446	2,784	6,660	496,570
GSE MBSs	334,476	3,009	11,740	325,745
Municipal obligations	231,924	8,305	13	240,216
Corporate debt obligations	39,209	863	49	40,023
U.S. Treasury bonds	424,214	1,727	13,904	412,037
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,716,218	$17,200	$44,650	$1,688,768
As of June 30, 2026, the fair value of all investment securities available-for-sale was $1.8 billion, with net unrealized losses of $47.4 million, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of June 30, 2026, $1.2 billion, or 70.8% of the portfolio, had gross unrealized losses of $56.7 million, compared to $552.9 million, or 32.7% of the portfolio, with gross unrealized losses of $44.7 million as of December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company did not classify any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of June 30, 2026 and December 31, 2025, respectively, $1.5 billion and $1.2 billion of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank had no outstanding FRB borrowings as of June 30, 2026 and December 31, 2025.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $7.7 million as of June 30, 2026, compared to $7.2 million as of December 31, 2025.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the six months ended June 30, 2026 and 2025.
Assessment for Available for Sale Securities for Impairment
Investment securities as of June 30, 2026 and December 31, 2025 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At June 30, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$45,840	$245	$113,229	$13,016	$159,069	$13,261
GSE CMOs	548,569	8,400	44,699	6,486	593,268	14,886
GSE MBSs	83,231	462	117,708	12,507	200,939	12,969
Municipal obligations	11,413	59	6,411	77	17,824	136
Corporate debt obligations	9,996	166	—	—	9,996	166
U.S. Treasury bonds	78,730	480	186,873	14,817	265,603	15,297
Total temporarily impaired investment securities	$777,779	$9,812	$468,920	$46,903	$1,246,699	$56,715

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$32	$1	$103,884	$12,283	$103,916	$12,284
GSE CMOs	68,184	460	45,145	6,200	113,329	6,660
GSE MBSs	79	1	114,594	11,739	114,673	11,740
Municipal obligations	9,721	11	391	2	10,112	13
Corporate debt obligations	4,943	41	2,666	8	7,609	49
U.S. Treasury bonds	—	—	203,283	13,904	203,283	13,904
Total temporarily impaired investment securities	$82,959	$514	$469,963	$44,136	$552,922	$44,650

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of June 30, 2026. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
In the following discussion, purchase activity excludes the impact of the Transaction.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of June 30, 2026, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $431.5 million compared to $285.4 million as of December 31, 2025
As of June 30, 2026, the Company owned 32 GSE debentures with a total fair value of $186.2 million, and a net unrealized loss of $13.1 million. As of December 31, 2025, the Company held 38 GSE debentures with a total fair value of $173.7 million, with a net unrealized loss of $11.8 million. As of June 30, 2026, 26 of the 32 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 17 of the 38 securities in this portfolio were in an unrealized loss

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
position. During the six months ended June 30, 2026 the Company purchased $40.0 million of GSE debentures compared to the same period in 2025 when the Company did not purchase any GSE debentures.
As of June 30, 2026, the Company owned 147 GSE CMOs with a total fair value of $658.0 million and a net unrealized loss of $14.3 million. As of December 31, 2025, the Company held 136 GSE CMOs with a total fair value of $496.6 million with a net unrealized loss of $3.9 million. As of June 30, 2026, 133 of the 147 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 57 of the 136 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2026 the Company purchased $210.8 million of GSE CMOs compared to the same period in 2025, when the Company did not purchase any GSE CMOs.
As of June 30, 2026, the Company owned 189 GSE MBSs with a total fair value of $304.8 million and a net unrealized loss of $12.4 million. As of December 31, 2025, the Company held 194 GSE MBSs with a total fair value of $325.7 million with a net unrealized loss of $8.7 million. As of June 30, 2026, 119 of the 189 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 85 of the 194 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2026 and 2025, the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of June 30, 2026, the Company owned 232 municipal obligation securities with a total fair value of $227.2 million and a net unrealized gain of $6.9 million. As of December 31, 2025, the Company owned 242 municipal obligation securities with a total fair value of $240.2 million and a net unrealized gain of $8.3 million. As of June 30, 2026, 19 of the 232 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 12 of the 242 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2026, the Company purchased $967.4 thousand of municipal securities compared to the same period in 2025 when the Company purchased $1.3 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of June 30, 2026, the Company held 17 corporate obligation securities with a total fair value of $25.1 million and a net unrealized gain of $0.6 million. As of December 31, 2025, the Company held 16 corporate obligation securities with a total fair value of $40.0 million and a net unrealized gain of $0.8 million. As of June 30, 2026, 4 of the 17 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 2 of the 16 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2026 and 2025, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of June 30, 2026, the Company owned 44 U.S. Treasury bonds with a total fair value of $359.4 million and a net unrealized loss of $15.1 million. As of December 31, 2025, the Company held 54 U.S. Treasury bonds with a total fair value of $412.0 million and a net unrealized loss of $12.2 million. As of June 30, 2026, 34 of the 44 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 25 of the 54 securities in this portfolio were in an unrealized loss position. During the six months ended June 30, 2026, the Company purchased $29.5 million of U.S. Treasury bonds, compared to the same period in 2025 when the Company purchased $9.9 million of U.S. Treasury bonds.
Foreign Government Obligations
As of June 30, 2026 and December 31, 2025, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of June 30, 2026 and December 31, 2025, the security was held at par. During the six months ended June 30, 2026 the Company did not purchase any foreign government obligation, compared to the same period in 2025 when the Company repurchased the foreign government obligation that had matured.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At June 30, 2026			At December 31, 2025
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$82,266	$82,234	3.99%	$145,787	$146,092	3.89%
After 1 year through 5 years	522,025	497,645	3.03%	472,284	454,138	2.76%
After 5 years through 10 years	212,350	209,495	3.49%	246,784	242,931	3.56%
Over 10 years	992,012	971,923	4.27%	851,363	845,607	4.18%
	$1,808,653	$1,761,297	3.81%	$1,716,218	$1,688,768	3.69%
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
As of June 30, 2026, issuers of debt securities with an estimated fair value of $332.8 million had the right to call or prepay the obligations. Of the $332.8 million, approximately $112.2 million matures in 1-5 years, $119.1 million matures in 6-10 years, and $101.5 million matures after ten years. As of December 31, 2025, issuers of debt securities with an estimated fair value of approximately $965.2 million had the right to call or prepay the obligations. Of the $965.2 million, approximately $12.4 million matures in less then 1 year, $111.4 million matures in 1-5 years, $157.1 million matures in 6-10 years, and $684.3 million matures after ten years.
Security Sales
The Company did not sell any investment securities available-for-sale during the six months ended June 30, 2026 and 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At June 30, 2026		At December 31, 2025
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$7,284,918	5.60%	$7,235,397	5.58%
Multi-family mortgage	2,242,202	5.33%	2,155,980	5.29%
Construction	357,019	6.55%	620,717	6.61%
Total commercial real estate loans	9,884,139	5.57%	10,012,094	5.58%
Commercial loans and leases:
Commercial	2,950,461	6.29%	2,784,152	6.34%
Equipment financing	1,031,342	8.71%	1,163,211	8.55%
Total commercial loans and leases	3,981,803	6.92%	3,947,363	6.99%
Consumer loans:
Residential mortgage	3,150,824	4.83%	3,233,425	4.82%
Home equity	665,638	6.28%	695,307	6.30%
Other consumer	139,814	5.36%	141,363	5.25%
Total consumer loans	3,956,276	5.09%	4,070,095	5.09%
Total loans and leases	$17,822,218	5.77%	$18,029,552	5.78%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $76.4 million and $77.8 million at June 30, 2026 and December 31, 2025, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(221.1) million and $(237.6) million as of June 30, 2026 and December 31, 2025, respectively.
Loans and Leases Pledged as Collateral
As of June 30, 2026 and December 31, 2025, there were $5.7 billion and $6.3 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank did not have any outstanding FRB borrowings as of June 30, 2026 and December 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2026	$150,434	$84,297	$9,646	$244,377
Charge-offs	(7,548)	(7,557)	(248)	(15,353)
Recoveries	132	660	281	1,073
Provision (credit) for loan and lease losses excluding unfunded commitments	4,067	4,421	(396)	8,092
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189

	Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145
Charge-offs	(3,524)	(2,067)	(10)	(5,601)
Recoveries	—	427	47	474
Provision (credit) for loan and lease losses excluding unfunded commitments	2,640	4,753	314	7,707
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(14,905)	(15,992)	(336)	(31,233)
Recoveries	492	2,484	426	3,402
Provision (credit) for loan and lease losses excluding unfunded commitments	19,107	8,839	(14,765)	13,181
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189

	Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(3,524)	(11,136)	(14)	(14,674)
Recoveries	—	1,849	101	1,950
Provision (credit) for loan and lease losses excluding unfunded commitments	2,468	11,587	311	14,366
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments was $13.5 million, and $13.7 million at June 30, 2026 and December 31, 2025, respectively and includes a credit to the allowance of $3.1 million and $0.3 million for credit losses on unfunded commitments during the three and six months ended June 30, 2026, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$4,067	$2,640	$19,107	$2,468
Commercial	4,421	4,753	8,839	11,587
Consumer	(396)	314	(14,765)	311
Total provision (credit) for loan and lease losses	8,092	7,707	13,181	14,366
Unfunded commitments	(3,085)	(710)	(275)	(1,395)
Investment securities available-for-sale	(85)	3	(38)	15
Total provision (credit) for credit losses	$4,922	$7,000	$12,868	$12,986
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
As of June 30, 2026, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within the certain portfolios or certain risk factors (e.g., office, refi-risk, and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the ACL estimate of $42.3 million at June 30, 2026 and $24.8 million at December 31, 2025. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $165.1 million as of June 30, 2026, compared to $173.4 million as of December 31, 2025.
The specific allowance for loan and lease losses was $73.1 million as of June 30, 2026, compared to $79.4 million as of December 31, 2025.
As of June 30, 2026, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of June 30, 2026.

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$343,984	$563,222	$526,903	$798,752	$1,163,431	$3,296,394	$39,841	$68,541	$6,801,068
OAEM	—	27,698	3,345	47,148	37,789	131,301	—	—	247,281
Substandard	—	280	2,130	8,937	100,736	98,985	—	25,501	236,569
Total	343,984	591,200	532,378	854,837	1,301,956	3,526,680	39,841	94,042	7,284,918
Current-period gross writeoffs	—	—	—	—	—	4,188	—	—	4,188
Multi-Family Mortgage
Pass	42,229	180,148	175,393	187,482	566,269	987,469	5,854	40,530	2,185,374
OAEM	—	—	—	—	43,837	—	—	—	43,837
Substandard	—	—	—	1,062	—	11,929	—	—	12,991
Total	42,229	180,148	175,393	188,544	610,106	999,398	5,854	40,530	2,242,202
Current-period gross writeoffs	—	—	—	—	—	3,360	—	—	3,360
Construction

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Pass	12,934	157,424	40,209	22,084	29,208	16,773	5,314	219	284,165
Substandard	—	—	—	—	72,854	—	—	—	72,854
Total	12,934	157,424	40,209	22,084	102,062	16,773	5,314	219	357,019
Commercial
Pass	244,362	289,029	273,859	263,295	155,458	266,210	1,278,941	42,982	2,814,136
OAEM	—	936	565	87	17,992	3,681	21,677	302	45,240
Substandard	—	803	7,203	3,539	4,306	14,614	53,922	6,516	90,903
Doubtful	—	—	—	182	—	—	—	—	182
Total	244,362	290,768	281,627	267,103	177,756	284,505	1,354,540	49,800	2,950,461
Current-period gross writeoffs	—	31	498	420	127	141	497	168	1,882
Equipment Financing
Pass	71,620	186,489	209,618	200,045	156,300	148,287	7,773	4,090	984,222
Substandard	2,519	2,008	6,862	12,551	10,221	7,223	—	5,736	47,120
Total	74,139	188,497	216,480	212,596	166,521	155,510	7,773	9,826	1,031,342
Current-period gross writeoffs	—	—	426	435	1,260	117	—	3,437	5,675

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Pass	90,414	321,878	324,561	490,798	667,644	1,213,227	31,757	200	3,140,479
OAEM	—	—	—	—	—	1,098	—	—	1,098
Substandard	—	—	—	—	1,169	8,078	—	—	9,247
Total	90,414	321,878	324,561	490,798	668,813	1,222,403	31,757	200	3,150,824
Current-period gross writeoffs	—	—	—	—	—	75	—	—	75
Home Equity
Pass	4,444	1,748	1,892	6,785	6,985	32,470	558,271	47,719	660,314
OAEM	—	—	—	—	—	26	—	551	577
Substandard	18	41	28	193	—	265	279	3,923	4,747
Total	4,462	1,789	1,920	6,978	6,985	32,761	558,550	52,193	665,638
Current-period gross writeoffs	—	—	—	—	—	—	—	5	5
Other Consumer
Pass	17,903	27,164	24,852	22,114	16,414	18,815	11,606	724	139,592
OAEM	—	17	58	13	—	—	—	10	98
Substandard	—	4	37	5	22	25	1	30	124
Total	17,903	27,185	24,947	22,132	16,436	18,840	11,607	764	139,814
Current-period gross writeoffs	—	22	—	43	12	18	73	—	168
Total
Pass	827,890	1,727,102	1,577,287	1,991,355	2,761,709	5,979,645	1,939,357	205,005	17,009,350
OAEM	—	28,651	3,968	47,248	99,618	136,106	21,677	863	338,131
Substandard	2,537	3,136	16,260	26,287	189,308	141,119	54,202	41,706	474,555
Doubtful	—	—	—	182	—	—	—	—	182

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	$830,427	$1,758,889	$1,597,515	$2,065,072	$3,050,635	$6,256,870	$2,015,236	$247,574	$17,822,218
As of June 30, 2026, there were no loans categorized as definite loss.

During the first quarter of 2026, the Company fully risk rated our consumer portfolio, whereby the current risk rating provides an accurate indicator of credit quality. As such we updated the above table to include risk rating for the consumer portfolio versus FICO in prior periods. Prior periods remain unchanged.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of June 30, 2026.

	At June 30, 2026
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$46,023	$1,883	$49,572	$97,478	$7,187,440	$7,284,918	$1,634	$67,645	$7,049
Multi-family mortgage	139	—	6,348	6,487	2,235,715	2,242,202	—	9,484	—
Construction	2,126	56,484	—	58,610	298,409	357,019	—	—	—
Total commercial real estate loans	48,288	58,367	55,920	162,575	9,721,564	9,884,139	1,634	77,129	7,049
Commercial loans and leases:
Commercial	2,620	6,358	19,489	28,467	2,921,994	2,950,461	—	20,873	9,561
Equipment financing	16,814	9,366	34,189	60,369	970,973	1,031,342	463	45,493	24,339
Total commercial loans and leases	19,434	15,724	53,678	88,836	3,892,967	3,981,803	463	66,366	33,900
Consumer loans:
Residential mortgage	6,669	5,211	7,044	18,924	3,131,900	3,150,824	3,976	5,991	5,272
Home equity	1,359	581	2,920	4,860	660,778	665,638	1,706	3,041	3,041
Other consumer	138	117	50	305	139,509	139,814	6	123	124
Total consumer loans	8,166	5,909	10,014	24,089	3,932,187	3,956,276	5,688	9,155	8,437
Total loans and leases	$75,888	$80,000	$119,612	$275,500	$17,546,718	$17,822,218	$7,785	$152,650	$49,386
The Company did not recognize any interest income on nonaccrual loans for the three and six months ended June 30, 2026.

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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At June 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$44,622	$28,458	$—	$73,080
Collectively evaluated	102,463	53,363	9,283	165,109
Total	$147,085	$81,821	$9,283	$238,189
Loans and Leases:
Individually evaluated	$310,412	$99,114	$—	$409,526
Collectively evaluated	9,573,727	3,882,689	3,956,276	17,412,692
Total	$9,884,139	$3,981,803	$3,956,276	$17,822,218

	At December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$47,329	$31,909	$178	$79,416
Collectively evaluated	95,062	54,581	23,780	173,423
Total loans and leases	$142,391	$86,490	$23,958	$252,839

Loans and Leases:
Individually evaluated	$240,753	$111,589	$1,801	$354,143
Collectively evaluated	9,771,341	3,835,774	4,068,294	17,675,409
Total loans and leases	$10,012,094	$3,947,363	$4,070,095	$18,029,552

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended June 30, 2026
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial real estate	1	$566	0.01%	Loan was given a renewal totaling over two years. The financial effect was deemed "de minimis".
Commercial	4	14,799	0.50%	Loans were given multi-month extensions totaling over a year. The financial effect was deemed "de minimis".
Equipment financing	1	43	—%	Loan maturity was extended 12 months with step payment. The financial effect was deemed "de minimis".
Interest Rate Reduction:
Commercial real estate	1	750	0.01%	Loan was given reduction in stated interest rate of 4.25%. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	3	2,607	0.04%	Two loans were given six month payment deferments and the third was given a principal deferment until maturity in over 12 months. The financial effect was deemed "de minims".
Multi-family mortgage	2	1,181	0.05%	Loans were given a six month forbearance modification and an interest deferral until maturity, respectively. The financial effect was deemed "de minimis".
Commercial	3	517	0.02%	Two loans were given six month payment deferments and the third was given a principal deferment until maturity in over 12 months. The financial effect was deemed "de minims".
Combination - Maturity Extension and Significant Payment Delays:
Equipment financing	5	2,216	0.21%
One loan received an eight month deferment and eight month maturity extension and the other four loans have received multiple modifications totaling nine months of deferrals and a nine month maturity extension. The financial effect was deemed "de minims".

Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delay
Commercial real estate	1	$28,736	0.39%
Loan was given a maturity extension of 17 months, a payment deferral of principal through maturity and the current interest rate was split between a pay rate and an accruing rate. The financial effect was deemed "de minims".

Total	21	$51,415

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial	2	$446	0.02%	One loan was given a 12 month maturity extension to assist the borrower and another loan was given a 7 month maturity extension. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	1	$3,815	0.07%	These loans were given principal payment deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:
Commercial	2	$364	0.01%	These loans were given 36 month extensions and reductions in their stated interest rate of 2.3%.
Total	5	$4,625

	Six Months Ended June 30, 2026
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial real estate	2	695	0.01%	Loans were given between 2 & 5 year extensions, respectively. Financial effect was deemed "de minims".
Commercial	8	$20,351	0.69%	Loans were given multi-month extensions totaling over a year. The financial effect was deemed "de minimis".
Equipment financing	1	43	—%	Loan maturity was extended 12 months with step payment. The financial effect was deemed "de minimis".
Interest Rate Reduction
Commercial real estate	1	750	0.01%	Loan was given reduction in stated interest rate of 4.25%. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	4	2,849	0.04%
One loan was give multiple deferrals totaling of 180 months of deferment, two loans were given six month payment deferments and the third was given a principal deferment until maturity in over 12 months. The financial effect was deemed "de minims".

Multi-family mortgage	2	1,181	0.05%	Loans were given a 6 month forbearance modification and an interest deferral until maturity, respectively. The financial effect was deemed "de minimis".
Commercial	3	517	0.02%	Two loans were given six month payment deferments and the third was given a principal deferment until maturity in over 12 months. The financial effect was deemed "de minims".

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Combination - Maturity Extension and Significant Payment Delays
Equipment financing	5	2,216	0.21%
One loan received an eight month deferment and eight month maturity extension and the other four loans have received multiple modifications totaling nine months of deferrals and a nine month maturity extension. The financial effect was deemed "de minims".

Combination - Maturity Extension and Interest Rate Reduction:
Commercial real estate	1	$4,901	0.07%	Loan was given 6 month extensions, and reductions in their stated interest rates of 2.5%. The financial effect was deemed "de minimis."
Equipment financing	2	684	0.07%	Loans were given 33 month extension, rate change, and payment change, and a rate reduction and deferred payment, respectively. The financial effect was deemed "de minimis".
Combination - Significant Payment Delay and Interest Rate Reduction
Commercial real estate	1	2,907	0.04%	Loan was given 3 month deferral, and reductions in their stated interest rates of 1.89%. The financial effect was deemed "de minimis".
Combination - Maturity Extension, Interest Rate Reduction and Significant Payment Delay
Commercial real estate	1	$28,736	0.39%
Loan was given a maturity extension of 17 months, a payment deferral of principal through maturity and the current interest rate was split between a pay rate and an accruing rate. The financial effect was deemed "de minims".

Total	31	$65,830

	Six Months Ended June 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial	4	$1,537	0.06%	Loans were given 15, 12, 7, and 3 month maturity extensions to assist the borrowers. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	1	$3,815	0.07%	This loan was given principal payments deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Interest Rate Reduction:
Commercial	2	364	0.01%	These loans were given 36 month extensions, and reductions in their stated interest rates of 2.3%. The financial effect was deemed "de minimis."
Total	7	$5,716

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Six Months Ended June 30, 2026
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$55,338	425	45	10,022	—

	Six Months Ended June 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$4,766	$130	$—	$837	$—
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At June 30, 2026	At December 31, 2025
	(In Thousands)
Goodwill	$351,613	$241,222
Additions	5,745	110,391
Balance at end of period	357,358	351,613
Other intangible assets, net accumulated amortization:
Core deposits	160,701	176,280
Customer relationships intangible asset	12,205	13,282
Total other intangible assets	172,906	189,562
Total goodwill and other intangible assets	$530,264	$541,175
The addition of goodwill relates to final valuations performed during the measurement period associated with the Transaction.
The weighted-average amortization period for the intangible assets is 11.1 years.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2026	$15,850
Year ending:
2027	29,009
2028	25,512
2029	22,016
2030	18,519
2031	16,104
Thereafter	45,896
Total	$172,906
(7) Accumulated Other Comprehensive Income (Loss)
For the six months ended June 30, 2026 and 2025, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended June 30, 2026
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2026	$(31,938)	$(12)	$539	$(31,411)
Other comprehensive income (loss)	(3,501)	(115)	—	(3,616)
(Income) expense recognized in earnings	—	98	—	98
Balance at June 30, 2026	$(35,439)	$(29)	$539	$(34,929)

	Three Months Ended June 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at March 31, 2025	$(43,981)	$(676)	$2,159	$(42,498)
Other comprehensive income (loss)	4,327	(157)	(1,956)	2,214
Reclassification adjustment for (income) expense recognized in earnings	—	397	509	906
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2026
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2025	$(20,593)	$52	$539	$(20,002)
Other comprehensive income (loss)	(14,846)	(229)	—	(15,075)
Reclassification adjustment for (income) expense recognized in earnings	—	148	—	148
Balance at June 30, 2026	$(35,439)	$(29)	$539	$(34,929)

	Six Months Ended June 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)
Other comprehensive income (loss)	14,064	(2,115)	(1,956)	9,993
Reclassification adjustment for (income) expense recognized in earnings	—	3,002	509	3,511
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)
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

At June 30, 2026
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$94,872	0.4	3.63%	3.60%	$(34)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At December 31, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$192,468	0.9	3.79%	3.47%	$7
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2026
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	297	$390,990	$291,471	$773,947	$485,175	$1,649,215	$3,590,798	$91,065
Pay fixed, receive variable	298	390,990	291,471	773,947	489,023	1,649,215	3,594,646	91,022
Risk participation-out agreements	87	72,094	36,568	154,372	95,403	369,072	727,509	492
Risk participation-in agreements	22	27,816	21,559	18,746	23,207	54,654	145,982	108

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$3,583	$—	$—	$—	$—	$3,583	$100
Sells foreign currency, buys U.S. currency	9	3,601	—	—	—	—	3,601	278

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	308	$280,333	$427,625	$368,548	$699,796	$1,729,538	$3,505,840	$58,840
Pay fixed, receive variable	308	280,333	427,625	368,548	699,796	1,729,538	3,505,840	58,853
Risk participation-out agreements	87	41,361	65,257	37,270	155,480	371,466	670,834	532
Risk participation-in agreements	23	29,862	10,321	26,468	18,473	68,061	153,185	139

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$2,785	$—	$—	$—	$—	$2,785	$274
Sells foreign currency, buys U.S. currency	9	2,800	—	—	—	—	2,800	258

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.2 million in the normal course of business as of June 30, 2026, compare to $1.2 million as of December 31, 2025.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At June 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$30	$—	$30	$—	$—	$30
Derivatives not designated as hedging instruments:
Loan level derivatives	$96,904	$—	$96,904	$—	$52,011	$44,893
Risk participation-out agreements	492	—	492	—	—	492
Foreign exchange contracts	378	—	378	—	—	378
Total	$97,804	$—	$97,804	$—	$52,011	$45,793

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$64	$—	$64	$—	$—	$64
Derivatives not designated as hedging instruments:
Loan level derivatives	$112,880	$—	$112,880	$—	$219	$112,661
Risk participation-in agreements	108	—	108	—	—	108
Foreign exchange contracts	—	—	—	—	—	—
Total	$113,052	$—	$113,052	$—	$219	$112,833

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$185	$—	$185	$—	$—	$185
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,237	$—	$102,237	$—	$33,113	$69,124
Risk participation-out agreements	532	—	532	—	—	532
Foreign exchange contracts	274	—	274	—	—	274
Total	$103,228	$—	$103,228	$—	$33,113	$70,115

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$179	$—	$179	$—	$—	$179
Derivatives not designated as hedging instruments:
Loan level derivatives	$115,937	$—	$115,937	$—	$1,180	$114,757
Risk participation-in agreements	139	—	139	—	—	139
Foreign exchange contracts	258	—	258	—	—	258
Total	$116,513	$—	$116,513	$—	$1,180	$115,333
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

	Fair Value
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(Dollars in Thousands)
Derivatives designated as hedges	$(34)	$(776)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(30)	$(437)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(96)	$(1,068)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation
As of June 30, 2026, the Company had one active equity plan: the 2025 Plan. The 2025 Plan was approved by the Company's stockholders at the May 2025 special meeting of stockholders of Beacon Financial Corporation, formally known as Berkshire Hills Bancorp, Inc., in anticipation of the pending Transaction. The 2021 Plan was discontinued on August 31, 2025 as a result of the finalization of the Transaction. No further shares will be granted as awards under the 2021 Plan and all previously outstanding and invested awards under the 2021 Plan vested as a result of the finalization of the Transaction.
Of the awarded shares under the Plan, generally 50% vest ratably over three years with one-third of such shares vesting at each of the first, second and third anniversary dates of the awards. The remaining 50% of each award will vest three years after the award date based on the level of the Company's achievement of identified performance targets in comparison to the level of achievement of such identified performance targets by a defined peer group.
In addition, in 2025, one grant was awarded which was time-based shares awarded to employees that vest ratably over two years with one -half of such shares vesting on the first and second anniversary dates of the awards.
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
During the three and six months ended June 30, 2026, 343,045 shares were issued and June 30, 2025, no shares were issued, upon satisfaction of required conditions of the Plan.
Total expense for the Plans was $1.2 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively. Total expense for the Plans was $2.2 million and $1.9 million for the six months ended June 30, 2026 and 2025, respectfully.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	June 30, 2026		June 30, 2025
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$64,426	$64,426	$22,026	$22,026

Denominator:
Weighted average shares outstanding	83,816,086	83,816,086	89,104,605	89,104,605
Effect of dilutive securities	—	123,344	—	508,176
Adjusted weighted average shares outstanding	83,816,086	83,939,430	89,104,605	89,612,781

EPS	$0.77	$0.77	$0.25	$0.25

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Six Months Ended
	June 30, 2026		June 30, 2025
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$110,643	$110,643	$41,126	$41,126

Denominator:
Weighted average shares outstanding	83,816,086	83,816,086	89,104,060	89,104,060
Effect of dilutive securities	—	105,346	—	486,207
Adjusted weighted average shares outstanding	83,816,086	83,921,432	89,104,060	89,590,267

EPS	$1.32	$1.32	$0.46	$0.46

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and six months ended June 30, 2026 and June 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$186,212	$—	$186,212
GSE CMOs	—	657,994	—	657,994
GSE MBSs	—	304,772	—	304,772
Municipal obligations	—	214,120	13,129	227,249
Corporate debt obligations	—	22,034	3,101	25,135
U.S. Treasury bonds	—	359,435	—	359,435
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,745,067	$16,230	$1,761,297
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$30	$—	$30
Derivatives not designated as hedging instruments:
Loan level derivatives	—	96,904	—	96,904
Risk participation-out agreements	—	492	—	492
Foreign exchange contracts	—	378	—	378
Liabilities:
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$64	$—	$64
Derivatives not designated as hedging instruments:
Loan level derivatives	—	112,880	—	112,880
Risk participation-in agreements	—	108	—	108
Foreign exchange contracts	—	—	—	—

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$173,677	$—	$173,677
GSE CMOs	—	496,570	—	496,570
GSE MBSs	—	325,745	—	325,745
Municipal obligations	—	221,604	18,612	240,216
Corporate debt obligations	—	36,667	3,356	40,023
U.S. Treasury bonds	—	412,037	—	412,037
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,666,800	$21,968	$1,688,768
Assets:
Derivatives designated as hedging instruments:
Interest rate derivatives	—	185	—	185
Loan level derivatives	—	102,237	—	102,237
Risk participation-out agreements	—	532	—	532
Foreign exchange contracts	—	274	—	274
Liabilities:
Interest rate derivatives	$—	$179	$—	$179
Loan level derivatives	—	115,937	—	115,937
Risk participation-in agreements	—	139	—	139
Foreign exchange contracts	—	258	—	258
Investment Securities Available-for-Sale and Equity Securities
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of June 30, 2026, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at June 30, 2026 and December 31, 2025, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
June 30, 2026
Assets
Municipal obligations	$13,129	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-3.37%	2.42%
Corporate debt obligations	3,101	Observable Bids	Discount Rate from Bloomberg BVAL	4.98%-5.68%	5.15%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Six Months Ended June 30, 2026
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$18,612	$3,356
Purchases	967	—
Unrealized gains (losses) included in comprehensive income	(99)	(274)
Transfers in	—	—
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(6,351)	19
Ending balance	$13,129	$3,101

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$142,198	$142,198
OREO	—	—	70	70
Repossessed assets	—	2,435	—	2,435
Total assets measured at fair value on a non-recurring basis	$—	$2,435	$142,268	$144,703

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$112,142	$112,142
Repossessed assets	—	2,591	—	2,591
Total assets measured at fair value on a non-recurring basis	$—	$2,591	$112,142	$114,733
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

	Fair Value		Valuation Technique
	At June 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$142,198	$112,142	Appraisal of collateral (1)
Other real estate owned	70	—	Appraisal of collateral (1)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the six months ended June 30, 2026.

			Fair Value Measurements at June 30, 2026
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,584,029	$17,381,219	$—	$—	$17,381,219
Financial liabilities:
Certificates of deposits and brokered deposits	4,295,875	4,279,447	—	4,279,447	—
Borrowed funds	888,592	888,256	—	888,256	—

			Fair Value Measurements at December 31, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,776,713	$17,672,269	$—	$—	$17,672,269
Financial liabilities:
Certificates of deposits and brokered deposits	4,566,899	4,566,386	—	4,566,386	—
Borrowed funds	788,360	796,543	—	796,543	—
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At June 30, 2026	At December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$173,872	$99,457
Commercial	209,081	137,923
Residential mortgage	18,274	23,115
Home equity	27,017	9,022
Unadvanced portion of loans and leases	2,375,707	2,483,239
Unused lines of credit:
Home equity	1,195,828	1,175,702
Other consumer	264,211	148,358
Other commercial	—	—
Unused letters of credit:
Financial standby letters of credit	5,852	10,440
Performance standby letters of credit	42,586	25,025
Commercial and similar letters of credit	2,671	58,074
Interest rate derivatives (Notional principal amounts):	94,872	192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	3,590,798	3,505,840
Pay fixed, receive variable	3,594,646	3,505,840
Risk participation-out agreements	727,509	670,834
Risk participation-in agreements	145,982	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	3,583	2,785
Sells foreign currency, buys U.S. currency	3,601	2,800
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Lease Commitments
The Company leases certain office space under various noncancellable operating leases as well as other assets. These leases have terms ranging from 1 year to over 20 years. Certain leases contain renewal options and escalation clauses which can increase rental expenses based principally on the consumer price index and fair market rental value provisions. All of the Company's current outstanding leases are classified as operating leases.
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

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$9,328	$4,418

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$9,322	$4,518
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$2,423	$246
Operating leases liabilities	2,423	246

	At June 30, 2026	At December 31, 2025
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$82,909	$82,817
Operating lease liabilities	90,936	90,713

Weighted Average Remaining Lease Term
Operating leases	8.39	7.95

Weighted Average Discount Rate
Operating leases	4.2%	4.2%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
June 30, 2026
(In Thousands)

Remainder of 2026	$9,768
Year ending:
2027	18,031
2028	15,186
2029	12,627
2030	10,501
Thereafter	41,823
Total	$107,936
Less imputed interest	(17,000)
Present value of lease liability	$90,936
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $2.0 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. Total other expenditures were $4.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. Total rental expense was $9.3 million and $4.4 million for the six months ended June 30, 2026 and 2025, respectively. Total rental expense was $4.4 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(13) Tax Equity Investments
The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax-credit-program-by-tax-credit-program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any delayed equity contributions, that are unconditional and legally binding or for equity contributions that are contingent on a future event, when that event becomes probable, in proportion to the income tax credits that are allocated to the Company over the period of the investment.The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the Consolidated Statements of Income as a component of income tax expense.
As of June 30, 2026 and December 31, 2025, the carrying value of all tax equity investments was $65.8 million and $71.4 million, respectively, and were included in other assets on the Unaudited Consolidated Balance Sheets.
The carrying value of the investments accounted for under the proportional amortization method ("PAM") on June 30, 2026 included $9.6 million of delayed equity contributions described in the chart below.
As of June 30, 2026, the Company's delayed equity contributions were estimated to be paid as follows:

Year Ending December 31,	Delayed Equity Contributions
(In Thousands)
2026	$4,869
2027	4,277
2028	245
Thereafter	237
Total delayed equity contributions	$9,628
The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with the tax credit investments accounted for under the PAM.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Benefit (expense) included in provision for income taxes
Amortization of tax credit investments	$(2,073)	$(908)	$(4,147)	$(1,914)
Tax credit and other tax benefit (expense)	2,757	1,235	5,521	2,467
Net benefit (expense) included in provision for income taxes	$684	$327	$1,374	$553
There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three and six months ended June 30, 2026. There were no impairment losses recorded on tax equity investments during the three and six months ended June 30, 2026.

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
Introduction
Beacon Financial Corporation, a Delaware corporation, is the holding company for Beacon Bank & Trust and its subsidiaries including, as of July 1, 2026, Clarendon Private.
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
As a full-service financial institution with 145 banking offices throughout New England and New York, the Bank and its subsidiaries focus their efforts on developing and deepening long-term banking relationships with qualified customers through a full complement of products, excellent customer service, and strong risk management.
The competition for loans and leases and deposits remains strong, with growth and pricing influenced by the Federal Reserve's interest rate-setting actions. Management's scenario analysis of deposit sensitivity to the current competitive rate environment suggests further deposit mix migration and increased sensitivity to interest rates.
As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer term interest rates, management expects the net interest margin to increase modestly. This is due to deposit funding costs repricing at lower rates, while loans yields stabilize, as well as the accretions from the purchase accounting marks. If both short- and long-term interest rates fall, net interest income models, using a projected flat balance sheet with stable deposit balances, forecast that a parallel decrease in rates will have a negative impact on the Company's net interest income, net interest spread, and net interest margin. While the Company's current deposit sensitivity rate is approximately 45%, an asset sensitive balance sheet could have additional pressure on interest margins.
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
Executive Overview
Balance Sheet
Total assets decreased $1.0 billion, or 8.3% on an annualized basis, to $22.3 billion as of June 30, 2026 from $23.2 billion as of December 31, 2025. The decrease was primarily driven by the reduction in cash balances due to timing fluctuations in customer payroll deposits and a decline in loans and leases. Cash, cash equivalents and available for sale investment securities decreased $0.8 billion, or 40.4% on an annualized basis, to $3.0 billion as of June 30, 2026 from $3.7 billion as of December 31, 2025. This decreased the Company's on balance sheet liquidity from 16.1% of total assets as of December 31, 2025 to 13.4% of total assets as of June 30, 2026.
Total loans and leases decreased $207.3 million, or 2.3% on an annualized basis, to $17.8 billion as of June 30, 2026 from $18.0 billion as of December 31, 2025. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, represented 77.8% of total loans and leases as of June 30, 2026 and represented 77.4% of total loans and leases as of December 31, 2025.
Total investment securities increased $72.5 million, or 8.6% on an annualized basis, to $1.8 billion as of June 30, 2026 from $1.7 billion as of December 31, 2025.
Cash and cash equivalents decreased $0.8 billion, or 80.9% on an annualized basis, to $1.2 billion as of June 30, 2026 from $2.0 billion as of December 31, 2025. The decrease was primarily due to the fluctuation within payroll deposits.
Total deposits decreased $1.0 billion, or 10.5% on an annualized basis, to $18.5 billion as of June 30, 2026 from $19.5 billion as of December 31, 2025, consisting of a $183.2 million decrease in customer deposits, a $666.6 million decrease in payroll deposits, and a $179.0 million decrease in brokered deposits. Core deposits, which include demand checking, NOW, non-payroll money market and savings accounts, totaled $13.0 billion, or 70.2% of total deposits, as of June 30, 2026, a decrease of $91.2 million from $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Payroll deposits totaled $1.2 billion, or 6.6% of total deposits as of June 30, 2026, a decrease of $666.6 million, or 71.0% on an annualized basis, from $1.9 billion, or 9.6% of total deposits as of December 31, 2025. Certificate of deposit balances totaled $4.1 billion, or 22.0% of total deposits as of June 30, 2026, a decrease of $92.0 million, or 4.4% on an annualized basis, from $4.2 billion, or 21.3% of total deposits as of December 31, 2025. Brokered deposits totaled $231.4 million, or 1.3% of total deposits as of June 30, 2026, a decrease of $179.0 million, or 87.2% on an annualized basis, from $410.4 million, or 2.1% of total deposits as of December 31, 2025.
Total borrowed funds increased $100.2 million, or 25.4% on an annualized basis, to $0.9 billion as of June 30, 2026 from $0.8 billion as of December 31, 2025.
Asset Quality
Nonperforming assets as of June 30, 2026 totaled $155.2 million, or 0.70% of total assets, compared to $116.7 million, or 0.50% of total assets, as of December 31, 2025. Net charge-offs for the three months ended June 30, 2026 were $14.3 million, or 0.32% of average loans and leases on an annualized basis, compared to $5.1 million, or 0.21% of average loans and leases on an annualized basis, for the three months ended June 30, 2025.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.34% as of June 30, 2026, compared to 1.40% as of December 31, 2025.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 156.04% as of June 30, 2026, compared to 221.49% as of December 31, 2025.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.57% as of June 30, 2026, compared to 10.95% as of December 31, 2025. The Company's Tier 1 leverage ratio was 9.80% as of June 30, 2026, compared to 9.25% as of December 31, 2025. As of June 30, 2026, the Company's Tier 1 risk-based capital ratio was 11.74%, compared to 11.12% as of December 31, 2025. The Company's Total risk-based capital ratio was 13.61% as of June 30, 2026, compared to 13.01% as of December 31, 2025.
The Company's ratio of stockholders' equity to total assets was 11.41% and 10.75% as of June 30, 2026 and December 31, 2025, respectively. The Company's ratio of tangible stockholders' equity to tangible assets (non-GAAP) was 9.25% and 8.62% as of June 30, 2026 and December 31, 2025, respectively.
Net Income
For the three months ended June 30, 2026, the Company reported a net income of $64.4 million, or $0.77 per basic and diluted share, an increase of $42.4 million, or 192.5%, from net income of $22.0 million, or $0.25 per basic and diluted share, for the three months ended June 30, 2025. This increase in net income is primarily the result of an increase in net interest income of $104.5 million, an increase in non-interest income of $20.0 million, and a decrease in provision for credit losses on loans of $2.0 million, partially offset by an increase of $69.2 million in non-interest expense and an increase in the provision for income taxes of $15.0 million. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to“Results of Operations" below for further discussion.
For the six months ended June 30, 2026, the Company reported a net income of $110.6 million, or $1.32 per basic and diluted share, an increase of $69.5 million, or 169.0%, from $41.1 million, or $0.46 per basic and diluted share for the six months ended June 30, 2025. This increase in net income is primarily the result of an increase in net interest income of $209.5 million and an increase in non-interest income of $38.3 million, partially offset by an increase in non-interest expense of $150.0 million and an increase in the provision for income taxes of $28.4 million. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.17% for the three months ended June 30, 2026, compared to 0.77% for the three months ended June 30, 2025. The annualized return on average stockholders' equity was 10.15% for the three months ended June 30, 2026, compared to 7.04% for the three months ended June 30, 2025.
The net interest margin was 3.81% for the three months ended June 30, 2026, up from 3.32% for the three months ended June 30, 2025. The increase in the net interest margin was a result of a decrease of 54 basis points in the Company's cost of interest-bearing liabilities to 2.63% for the three months ended June 30, 2026 from 3.17% for the three months ended June 30, 2025, and an increase in the yield on interest-earning assets of 2 basis points to 5.76% for the three months ended June 30, 2026 from 5.74% for the three months ended June 30, 2025.
The net interest margin was 3.80% for the six months ended June 30, 2026, up from 3.27% for the six months ended June 30, 2025. The increase in the net interest margin is a result of a decrease of 58 basis points in the Company's cost of interest bearing liabilities to 2.65% for the six months ended June 30, 2026 from 3.23% for the six months ended June 30, 2025, and an increase in the yield on interest-earning assets of 3 basis points to 5.74% for the six months ended June 30, 2026 from 5.71% for the six months ended June 30, 2025.
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

Business combinations are generally accounted for under the acquisition method of accounting whereby assets acquired and liabilities assumed in business combinations are recorded at their estimated fair value as of the acquisition date. The determination of fair value may involve the use of internal or third-party valuation specialists to assist in the determination of the fair value of certain assets and liabilities at the acquisition date, including loans and leases, core deposit intangibles and time deposits. The excess of the cost of acquisition over these fair values is recognized as goodwill. A description of the valuation methodologies used to estimate the fair values of the significant assets acquired and liabilities assumed can be found in Note 2 "Business Combinations" within the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended June 30,		At and for the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Reported Pretax Income	$87,017	$29,594	$152,970	$55,076
Add:
Merger and restructuring expense (1)	—	439	13,025	1,410
Operating Pretax Income	87,017	30,033	165,995	56,486
Effective tax rate	26.0%	25.3%	25.8%	24.8%
Provision for income taxes	22,591	7,590	42,827	14,008
Operating earnings after tax	$64,426	$22,443	$123,168	$42,478

Operating earnings per common share:
Basic	$0.77	$0.25	$1.47	$0.48
Diluted	$0.77	$0.25	1.47	0.47
_______________________________________________________________________________

(1) For the three months and six months ended June 30, 2026 and 2025, merger and restructuring expense was related to the Transaction.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in Thousands)
Operating earnings	$64,426	$58,388	$66,402	$34,013	$22,443

Average total assets	$22,040,684	$22,135,857	$22,644,481	$15,210,080	$11,402,934
Less: Average goodwill and average identified intangible assets, net	532,255	536,900	546,276	353,189	256,508
Average tangible assets	$21,508,429	$21,598,957	$22,098,205	$14,856,891	$11,146,426

Return on average assets (annualized)	1.17%	0.84%	0.94%	(0.11)%	0.77%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	—%	0.16%	—%
Merger and restructuring expense (after-tax)	—%	0.17%	0.19%	0.89%	0.01%
Operating return on average assets (annualized)	1.17%	1.01%	1.13%	0.94%	0.78%

Return on average tangible assets (annualized)	1.20%	0.86%	0.97%	(0.11)%	0.79%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	—%	0.17%	—%
Merger and restructuring expense (after-tax)	—%	0.18%	0.19%	0.92%	0.01%
Operating return on average tangible assets (annualized)	1.20%	1.04%	1.16%	0.98%	0.80%

Average total stockholders' equity	$2,539,603	$2,523,986	$2,453,480	$1,678,208	$1,252,055
Less: Average goodwill and average identified intangible assets, net	532,255	536,900	546,276	353,189	256,508
Average tangible stockholders' equity	$2,007,348	$1,987,086	$1,907,204	$1,325,019	$995,547

Return on average stockholders' equity (annualized)	10.15%	7.32%	8.70%	(1.01)%	7.04%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	—%	1.49%	—%
Merger and restructuring expense (after-tax)	—%	1.53%	1.74%	8.10%	0.10%
Operating return on average stockholders' equity (annualized)	10.15%	8.85%	10.44%	8.58%	7.14%

Return on average tangible stockholders' equity (annualized)	12.84%	9.30%	11.19%	(1.27)%	8.85%
Add:
Merger Day 1 CECL provision on unfunded commitments (after-tax)	—%	—%	—%	1.88%	—%
Merger and restructuring expense (after-tax)	—%	1.94%	2.24%	10.26%	0.13%
Operating return on average tangible stockholders' equity (annualized)	12.84%	11.24%	13.43%	10.88%	8.98%

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in Thousands)
Net (loss) income, as reported	$64,426	$46,217	$53,366	$(4,221)	$22,026

Average total assets	$22,040,684	$22,135,857	$22,644,481	$15,210,080	$11,402,934
Less: Average goodwill and average identified intangible assets, net	532,255	536,900	546,276	353,189	256,508
Average tangible assets	$21,508,429	$21,598,957	$22,098,205	$14,856,891	$11,146,426

Return on average tangible assets (annualized)	1.20%	0.86%	0.97%	(0.11)%	0.79%

Average total stockholders' equity	$2,539,603	$2,523,986	$2,453,480	$1,678,208	$1,252,055
Less: Average goodwill and average identified intangible assets, net	532,255	536,900	546,276	353,189	256,508
Average tangible stockholders' equity	$2,007,348	$1,987,086	$1,907,204	$1,325,019	$995,547

Return on average tangible stockholders' equity (annualized)	12.84%	9.30%	11.19%	(1.27)%	8.85%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in Thousands)
Total stockholders' equity	$2,539,796	$2,504,781	$2,496,061	$2,461,015	$1,254,171
Less: Goodwill and identified intangible assets, net	530,264	536,503	541,175	551,810	255,822
Tangible stockholders' equity	$2,009,532	$1,968,278	$1,954,886	$1,909,205	$998,349

Total assets	$22,250,964	$22,227,616	$23,220,372	$22,867,458	$11,568,745
Less: Goodwill and identified intangible assets, net	530,264	536,503	541,175	551,810	255,822
Tangible assets	$21,720,700	$21,691,113	$22,679,197	$22,315,648	$11,312,923

Tangible stockholders' equity to tangible assets	9.25%	9.07%	8.62%	8.56%	8.82%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in Thousands)
Tangible stockholders' equity	$2,009,532	$1,968,278	$1,954,886	$1,909,205	$998,349

Common shares issued	89,576,403	89,576,403	89,576,403	89,576,403	96,998,075
Less:
Treasury shares	5,211,670	5,548,772	5,545,511	5,449,039	7,039,136
Unvested restricted stock	548,647	211,545	214,806	218,503	854,334
Common shares outstanding	83,816,086	83,816,086	83,816,086	83,908,861	89,104,605

Tangible book value per share	$23.98	$23.48	$23.32	$22.75	$11.20

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in Thousands)
Dividends paid	$27,031	$27,034	$27,031	$12,029	$12,029

Net income, as reported	$64,426	$46,217	$53,366	$(4,221)	$22,026

Dividend payout ratio	41.96%	58.49%	50.65%	(284.98)%	54.61%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At June 30, 2026		At December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$7,284,918	40.9%	$7,235,397	40.1%
Multi-family mortgage	2,242,202	12.6%	2,155,980	12.0%
Construction	357,019	2.0%	620,717	3.4%
Total commercial real estate loans	9,884,139	55.5%	10,012,094	55.5%
Commercial loans and leases:
Commercial	2,950,461	16.6%	2,784,152	15.4%
Equipment financing	1,031,342	5.8%	1,163,211	6.5%
Total commercial loans and leases	3,981,803	22.4%	3,947,363	21.9%
Consumer loans:
Residential mortgage	3,150,824	17.7%	3,233,425	17.9%
Home equity	665,638	3.6%	695,307	3.9%
Other consumer	139,814	0.8%	141,363	0.8%
Total consumer loans	3,956,276	22.1%	4,070,095	22.6%
Total loans and leases	17,822,218	100.0%	18,029,552	100.0%
Allowance for loan and lease losses	(238,189)		(252,839)
Net loans and leases	$17,584,029		$17,776,713

The following table sets forth the growth in the Company’s loan and lease portfolios during the six months ended June 30, 2026:

	At June 30, 2026	At December 31, 2025	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$9,884,139	$10,012,094	$(127,955)	(2.6)%
Commercial	3,981,803	3,947,363	34,440	1.7%
Consumer	3,956,276	4,070,095	(113,819)	(5.6)%
Total loans and leases	$17,822,218	$18,029,552	$(207,334)	(2.3)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $90.0 million unless approved by the Company's Credit Committee. As of June 30, 2026, there were two borrowers with loans and commitments over $90.0 million. The total of those loans and commitments was $226.5 million, or 1.27% of total loans and commitments, as of June 30, 2026. As of December 31, 2025, there was one borrower with loans and commitments over $90.0 million. The total of those loans and commitments was $94.9 million, or 0.8% of total loans and commitments, as of December 31, 2025.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 55.5% of total loans and leases outstanding as of June 30, 2026.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by multi-family buildings ($2.7 billion), retail stores ($1.9 billion), industrial properties ($1.7 billion), office buildings ($1.2 billion), and lodging services ($588.6 million) as of June 30, 2026.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of June 30, 2026.

	At June 30, 2026
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	27.6%	27.6%
Retail stores	4.9%	11.9%	16.8%
Industrial properties	5.3%	10.8%	16.1%
Office buildings	1.0%	14.8%	15.8%
Lodging services	0.5%	5.5%	6.0%
Other	6.1%	11.6%	17.7%
Total	17.8%	82.2%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of June 30, 2026.

	At June 30, 2026
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	10.7%	58.3%	69.0%
New York	3.1%	17.0%	20.1%
Other	4.0%	6.9%	10.9%
Total	17.8%	82.2%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 22.4% of total loans outstanding as of June 30, 2026.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($1.3 billion), food services ($474.9 million), rental and leasing services ($391.4 million), manufacturing ($277.8 million), retail ($213.6 million), transportation services ($162.8 million), and recreation services ($132.2 million) as of June 30, 2026.
The following table presents the percentage of the Company's commercial loan portfolio by geographic concentration as of June 30, 2026.

At June 30, 2026
Total
Geographic concentration:
New England	57.4%
New York	12.9%
Other	29.7%
Total	100.0%
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 22.1% of total loans outstanding as of June 30, 2026. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of June 30, 2026, other consumer loans equaled $139.8 million, or 0.8% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of June 30, 2026, the Company had $812.9 million of total assets that were designated as criticized. This compares to $683.7 million of assets designated as criticized as of December 31, 2025. The increase of $129.2 million in criticized assets was primarily driven by downgrades in four loans in our commercial real estate portfolio.
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
As of June 30, 2026, the Company had nonperforming assets of $155.2 million, representing 0.70% of total assets, compared to nonperforming assets of $116.7 million, or 0.50% of total assets as of December 31, 2025. The increase of $38.4 million in nonperforming assets during the six months ended June 30, 2026 was primarily driven by increases in nonperforming commercial real estate, multi-family and commercial loans.
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
Past Due and Accruing
As of June 30, 2026, the Company had $7.8 million loans and leases greater than 90 days past due and accruing, compared to $37.8 million loans as of December 31, 2025.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At June 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$67,645	$41,246
Multi-family mortgage	9,484	4,065
Total commercial real estate loans	77,129	45,311

Commercial	20,873	16,716
Equipment financing	45,493	42,718
Total commercial loans and leases	66,366	59,434

Residential mortgage	5,991	6,465
Home equity	3,041	2,811
Other consumer	123	135
Total consumer loans	9,155	9,411

Total nonaccrual loans and leases	152,650	114,156

Other real estate owned	70	—
Other repossessed assets	2,435	2,591
Total nonperforming assets	$155,155	$116,747

Loans and leases past due greater than 90 days and accruing	$7,785	$37,823
Total delinquent loans and leases 61-90 days past due	80,000	20,244

Total nonperforming loans and leases as a percentage of total loans and leases	0.86%	0.63%
Total nonperforming assets as a percentage of total assets	0.70%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.45%	0.11%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied to account for risk factors not captured by the model. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For June 30, 2026, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and six months ended June 30, 2026 and 2025.

	At and for the Three Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2026	$150,434	$84,297	$9,646	$244,377
Charge-offs	(7,548)	(7,557)	(248)	(15,353)
Recoveries	132	660	281	1,073
Provision (credit) for loan and lease losses excluding unfunded commitments	4,067	4,421	(396)	8,092
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189

Total loans and leases	$9,884,139	$3,981,803	$3,956,276	$17,822,218
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	2.05%	0.23%	1.34%

	At and for the Three Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at March 31, 2025	$73,999	$43,356	$6,790	$124,145
Charge-offs	(3,524)	(2,067)	(10)	(5,601)
Recoveries	—	427	47	474
Provision (credit) for loan and lease losses	2,640	4,753	314	7,707
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

Total loans and leases	$5,485,546	$2,520,347	$1,576,481	$9,582,374
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.84%	0.45%	1.32%

	At and for the Six Months Ended June 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(14,905)	(15,992)	(336)	(31,233)
Recoveries	492	2,484	426	3,402
Provision (credit) for loan and lease losses excluding unfunded commitments	19,107	8,839	(14,765)	13,181
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189

Total loans and leases	$9,884,139	$3,981,803	$3,956,276	$17,822,218
Total allowance for loan and lease losses as a percentage of total loans and leases	1.49%	2.05%	0.23%	1.34%

	At and for the Six Months Ended June 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(3,524)	(11,136)	(14)	(14,674)
Recoveries	—	1,849	101	1,950
Provision (credit) for loan and lease losses	2,468	11,587	311	14,366
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725

Total loans and leases	$5,485,546	$2,520,347	$1,576,481	$9,582,374
Total allowance for loan and lease losses as a percentage of total loans and leases	1.33%	1.84%	0.45%	1.32%
At June 30, 2026, the allowance for loan and lease losses decreased to $238.2 million, or 1.34% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $252.8 million, or 1.40% of total loans and leases outstanding, as of December 31, 2025.
Net charge-offs on loans and leases for the three months ended June 30, 2026 and 2025 were $14.3 million and $5.1 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended June 30, 2026 and 2025 were 0.32% and 0.21%, respectively. The year over year increase in net charge-offs was primarily due to increases in net charge-offs of $10.9 million in commercial real estate loans and $4.2 million in commercial loans.
As of June 30, 2026, the Company had $275.5 million loans and leases delinquent more than 30 days, compared to $176.2 million loans as of December 31, 2025. The increase of $99.3 million was primary driven by higher delinquencies in commercial real estate mortgage, commercial, and residential mortgage loans and leases.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At June 30, 2026			At December 31, 2025
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$109,800	46.1%	40.9%	$109,525	43.3%	40.1%
Multi-family mortgage	22,670	9.5%	12.6%	22,168	8.8%	12.0%
Construction	14,615	6.1%	2.0%	10,698	4.2%	3.4%
Total commercial real estate loans	147,085	61.7%	55.5%	142,391	56.3%	55.5%
Commercial	43,244	18.2%	16.6%	53,651	21.2%	15.4%
Equipment financing	38,577	16.2%	5.8%	32,839	13.0%	6.5%
Total commercial loans	81,821	34.4%	22.4%	86,490	34.2%	21.9%
Residential mortgage	5,574	2.4%	17.7%	16,558	6.5%	17.9%
Home equity	2,734	1.1%	3.6%	4,980	2.0%	3.9%
Other consumer	975	0.4%	0.8%	2,420	1.0%	0.8%
Total consumer loans	9,283	3.9%	22.1%	23,958	9.5%	22.6%
Total	$238,189	100.0%	100.0%	$252,839	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of June 30, 2026 is appropriate.

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
Cash, cash equivalents, and investment securities decreased $0.8 billion to $3.0 billion as of June 30, 2026, from $3.7 billion as of December 31, 2025. Cash, cash equivalents, and investment securities were 13.4% of total assets as of June 30, 2026, compared to 16.1% of total assets at December 31, 2025.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At June 30, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$199,337	$186,212	$185,449	$173,677
GSE CMOs	672,314	657,994	500,446	496,570
GSE MBSs	317,137	304,772	334,476	325,745
Municipal obligations	220,340	227,249	231,924	240,216
Corporate debt obligations	24,530	25,135	39,209	40,023
U.S. Treasury bonds	374,495	359,435	424,214	412,037
Foreign government obligations	500	500	500	500
Total investment securities available-for-sale	$1,808,653	$1,761,297	$1,716,218	$1,688,768

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $197.8 million for the six months ended June 30, 2026 compared to $60.7 million for the same period in 2025. For the six months ended June 30, 2026 and 2025 , the Company did not sell any investment securities available-for-sale. For the six months ended June 30, 2026, the Company purchased $280.4 million of investment securities available-for-sale, compared to $11.7 million for the same period in 2025.

As of June 30, 2026, the fair value of all investment securities available-for-sale was $1.8 billion with $47.4 million of net unrealized losses, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of June 30, 2026, $1.2 billion, or 70.8%, of the portfolio, had gross unrealized losses of $56.7 million. This compares to $552.9 million, or 32.7%, of the portfolio with gross unrealized losses of $44.7 million as of December 31, 2025. The Company's unrealized loss position increased in 2026 primarily due to an increase in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of June 30, 2026, the Company owned stock in the FHLBs with a carrying value of $32.8 million, an increase of $3.4 million from $29.4 million as of December 31, 2025.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Bank's membership in the Federal Reserve System. As of June 30, 2026 the Company owned stock in the Federal Reserve Banks with a carrying value of $57.2 million, a decrease of $0.2 million from $57.4 million as of December 31, 2025.
Other Stock—The Company invests in a small number of other restricted equity securities. As of June 30, 2026, the Company owned stock in other restricted equity securities with a carrying value of $0.6 million, unchanged from December 31, 2025.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At June 30, 2026			At December 31, 2025
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$3,910,604	21.2%	—%	$4,032,529	20.7%	—%
Interest-bearing deposits:
NOW accounts	1,569,862	8.5%	0.89%	1,445,894	7.4%	0.88%
Savings accounts	3,035,355	16.4%	1.85%	2,954,029	15.1%	1.82%
Money market accounts	4,461,990	24.1%	2.38%	4,636,548	23.8%	2.62%
Payroll deposit accounts	1,212,178	6.6%	2.99%	1,878,758	9.6%	3.42%
Certificate of deposit accounts	4,064,518	22.0%	3.29%	4,156,540	21.3%	3.59%
Brokered deposit accounts	231,357	1.3%	3.95%	410,359	2.1%	4.13%
Total interest-bearing deposits	14,575,260	78.8%	2.44%	15,482,128	79.3%	2.60%
Total deposits	$18,485,864	100.0%	1.92%	$19,514,657	100.0%	2.06%

Total deposits decreased $1.0 billion to $18.5 billion as of June 30, 2026, compared to $19.5 billion as of December 31, 2025. Deposits as a percentage of total assets was 83.1% and 84.0% as of June 30, 2026 and December 31, 2025, respectively.
During the six months ended June 30, 2026, Core deposits decreased $0.1 billion. The ratio of Core deposits to total deposits decreased to 70.2% as of June 30, 2026 from 67.0% as of December 31, 2025.
Payroll deposits totaled $1.2 billion as of June 30, 2026, compared to $1.9 billion as of December 31, 2025.
Certificate of deposit accounts were $4.1 billion as of June 30, 2026, compared to $4.2 billion as of December 31, 2025. Certificate of deposit accounts increased as a percentage of total deposits to 22.0% as of June 30, 2026 from 21.3% as of December 31, 2025.

Brokered deposits decreased $179.0 million to $231.4 million as of June 30, 2026, compared to $410.4 million as of December 31, 2025. Brokered deposits decreased as a percentage of total deposits to 1.3% as of June 30, 2026 from 2.1% as of December 31, 2025. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the

Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended June 30,
	2026			2025
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$3,813,559	21.0%	—%	$1,654,594	18.6%	—%
NOW accounts	1,535,148	8.5%	0.95%	637,786	7.2%	0.65%
Savings accounts	3,057,585	16.8%	1.84%	1,780,838	20.0%	2.41%
Money market accounts	4,396,223	24.2%	2.34%	2,189,373	24.6%	2.56%
Total core deposits	12,802,515	70.5%	1.37%	6,262,591	70.4%	1.64%
Certificate of deposit accounts	4,051,332	22.3%	3.45%	1,879,749	21.2%	3.93%
Brokered deposit accounts	174,146	1.0%	3.72%	748,205	8.4%	4.57%
Payroll deposits	1,127,661	6.2%	3.05%	—	—%	—%
Total deposits	$18,155,654	100.0%	1.96%	$8,890,545	100.0%	2.37%

	Six Months Ended June 30,
	2026			2025
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$3,839,927	20.9%	—%	$1,667,489	18.8%	—%
NOW accounts	1,515,072	8.3%	0.95%	633,092	7.1%	0.65%
Savings accounts	3,045,359	16.6%	1.83%	1,762,366	19.8%	2.39%
Money market accounts	4,454,498	24.2%	2.41%	2,188,482	24.5%	2.54%
Total core deposits	12,854,856	70.0%	1.37%	6,251,429	70.2%	1.62%
Certificate of deposit accounts	4,093,588	22.3%	3.53%	1,883,049	21.2%	4.07%
Brokered deposit accounts	240,295	1.4%	3.94%	757,687	8.6%	4.70%
Payroll deposits	1,161,676	6.3%	3.05%	—	—%	—%
Total deposits	$18,350,415	100.0%	1.98%	$8,892,165	100.0%	2.39%

As of June 30, 2026 and December 31, 2025, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At June 30, 2026		At December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$957,319	3.52%	$1,041,742	3.80%
Over six months through 12 months	285,069	3.36%	274,408	3.73%
Over 12 months	141,600	3.71%	82,779	3.49%
Total certificates of deposit of $250,000 or more	$1,383,988	3.51%	$1,398,929	3.77%
In accordance with the FDIC’s Call Report instructions, the Company reported uninsured deposits of $7.1 billion as of June 30, 2026 which includes approximately $687.6 million of internal operating deposit accounts. The Company participates in the IntraFi Network. This allows customers to seek increased FDIC insurance protection above the federally insured limit of $250,000. The Company had total IntraFi Network deposits as of June 30, 2026 of $1.0 billion which are excluded from our uninsured deposit total.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$996,571	$1,034,865	$850,181	$1,098,736
Maximum amount outstanding at any month-end during the period	1,009,123	1,155,051	1,072,503	1,192,874
Balance outstanding at end of period	888,592	1,155,051	888,592	1,155,051
Weighted average interest rate for the period	4.55%	4.86%	4.68%	4.91%
Weighted average interest rate at end of period	4.48%	4.77%	4.48%	4.77%
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
FHLB borrowings increased $77.5 million to $633.3 million as of June 30, 2026 with a total capacity of $4.4 billion. As of December 31, 2025, FHLB borrowings stood at $555.8 million.
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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	June 30, 2026	December 31, 2025
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	September 25, 2026	$4,941	$4,935
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	September 17, 2026	4,912	4,902
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	August 24, 2026	14,021	13,943
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	March 17, 2034	September 15, 2026	7,276	7,232
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	September 15, 2026	72,537	72,528
June 30, 2022	5.5% Fixed-to-Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	98,591	95,032
			Total	$202,278	$198,572
Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
As of June 30, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2026 and December 31, 2025, the Company did not have borrowings on outstanding uncommitted lines of credit.

As of June 30, 2026, the Company had $52.2 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $33.1 million outstanding as of December 31, 2025. This cash collateralizes the fair value of the dealer side of derivative transactions.
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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at June 30, 2026 and December 31, 2025:

	At June 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$94,872	$192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$3,590,798	$3,505,840
Pay fixed, receive variable	3,594,646	3,505,840
Risk participation-out agreements	727,509	670,834
Risk participation-in agreements	145,982	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$3,583	$2,785
Sells foreign currency, buys U.S. currency	3,601	2,800
Fixed weighted average interest rate from the Company to counterparty	4.05%	4.03%
Floating weighted average interest rate from counterparty to the Company	4.56%	4.75%
Weighted average remaining term to maturity (in months)	53	56
Fair value:
Recognized as an asset:
Interest rate derivatives	$30	$185
Loan level derivatives	96,904	102,237
Risk participation-out agreements	492	532
Foreign exchange contracts	378	274
Recognized as a liability:
Interest rate derivatives	$64	$179
Loan level derivatives	112,880	115,937
Risk participation-in agreements	108	139
Foreign exchange contracts	—	258
Stockholders' Equity and Dividends
The Company's total stockholders' equity was $2.5 billion as of June 30, 2026 representing an $43.7 million increase compared to $2.5 billion at December 31, 2025. The increase for the six months ended June 30, 2026 was primarily driven by net income of $110.6 million, offset by dividends paid by the Company of $54 million, and unrealized loss on securities available for sale of $14.8 million.
Stockholders' equity represented 11.41% of total assets as of June 30, 2026 and 10.75% of total assets as of December 31, 2025. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.25% of tangible assets (total assets less goodwill and identified intangible assets, net) as of June 30, 2026 and 8.62% as of December 31, 2025.
The dividend payout ratio was 41.96% for the three months ended June 30, 2026, compared to 54.61% for the same period in 2025.

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
Net Interest Income
Net interest income increased $104.5 million to $193.2 million for the three months ended June 30, 2026 from $88.7 million for the three months ended June 30, 2025. This increase reflects a $121.7 million increase in interest income on loans and leases, along with a $17.9 million increase in interest income in investment securities, partially offset by a $35.0 million increase in interest expense on deposits and borrowings. The increases year over year are primarily a result of the Transaction. Refer to “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2026 and June 30, 2025 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended June 30, 2026 and June 30, 2025 — Interest Expense - Deposit and Borrowed Funds” below for more details.
Net interest income increased $209.5 million to $384.0 million for the six months ended June 30, 2026 from $174.5 million for the six months ended June 30, 2025. This increase reflects a $245.3 million increase in interest income on loans and leases, along with a $32.9 million increase in interest income in investment securities, partially offset by a $68.8 million increase in interest expense on deposits and borrowings. The increases year over year are primarily a result of the Transaction. Refer to “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2026 and June 30, 2025 — Interest Income” and “Results of Operations - Comparison of the Six-Month Period Ended June 30, 2026 and June 30, 2025 — Interest Expense - Deposit and Borrowed Funds” below for more details.
Net interest margin increased 49 basis points to 3.81% for the three months ended June 30, 2026 from 3.32% for the three months ended June 30, 2025. The Company's weighted average interest rate on loans decreased to 5.99% for the three months ended June 30, 2026 from 6.01% for the three months ended June 30, 2025.
Net interest margin increased 53 basis points to 3.80% for the six months ended June 30, 2026 from 3.27% for the six months ended June 30, 2025. The Company's weighted average interest rate on loans increased to 5.98% for the six months ended June 30, 2026 from 5.96% for the six months ended June 30, 2025.
The yield on interest-earning assets increased to 5.76% for the three months ended June 30, 2026 from 5.74% for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company recorded $0.5 million in prepayment penalties and late charges, which contributed one basis point to yields on interest-earning assets, compared to $0.8 million, or three basis points, for the three months ended June 30, 2025.

The yield on interest-earning assets increased to 5.74% for the six months ended June 30, 2026 from 5.71% for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company recorded $1.0 million in prepayment penalties and late charges, which contributed one basis point to yields on interest-earning assets, compared to $1.5 million, or three basis points, for the six months ended June 30, 2025.
The cost of interest-bearing liabilities decreased 54 basis points to 2.63% for the three months ended June 30, 2026 from 3.17% for the three months ended June 30, 2025. The cost of interest-bearing liabilities decreased 58 basis points to 2.65% for the six months ended June 30, 2026 from 3.23% for the six months ended June 30, 2025.Refer to "Financial Condition - Borrowed Funds" above for more details.
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
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and six months ended June 30, 2026 and June 30, 2025. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,750,455	$19,013	4.35%	$874,212	$6,752	3.09%
Restricted equity securities	95,840	1,507	6.29%	65,724	1,062	6.46%
Short-term investments	860,874	8,162	3.79%	215,982	2,386	4.42%
Total investments	2,707,169	28,682	4.24%	1,155,918	10,200	3.53%
Commercial real estate loans (2)	9,865,901	142,453	5.71%	5,533,208	77,136	5.51%
Commercial loans (2)	2,952,686	46,038	6.17%	1,286,908	20,757	6.38%
Equipment financing (2)	1,052,189	21,675	8.24%	1,240,128	25,069	8.09%
Consumer loans (2)	3,935,888	56,399	5.73%	1,556,254	21,437	5.51%
Total loans and leases	17,806,664	266,565	5.99%	9,616,498	144,399	6.01%
Total interest-earning assets	20,513,833	295,247	5.76%	10,772,416	154,599	5.74%
Allowance for loan and lease losses	(246,091)			(124,266)
Non-interest-earning assets	1,772,942			754,784
Total assets	$22,040,684			$11,402,934
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$1,535,148	3,622	0.95%	$637,786	1,034	0.65%
Savings accounts	3,057,585	14,045	1.84%	1,780,838	10,692	2.41%
Money market accounts	5,523,884	34,815	2.53%	2,189,373	13,990	2.56%
Certificate of deposit accounts	4,051,332	34,862	3.45%	1,879,749	18,437	3.93%
Brokered deposit accounts	174,146	1,615	3.72%	748,205	8,529	4.57%
Total interest-bearing deposits (3)	14,342,095	88,959	2.49%	7,235,951	52,682	2.92%
Advances from the FHLB	742,763	7,169	3.82%	904,399	10,422	4.56%
Subordinated debentures and notes	199,243	3,693	7.41%	84,380	1,718	8.14%
Other borrowed funds	54,565	606	4.46%	46,086	565	4.93%
Total borrowed funds	996,571	11,468	4.55%	1,034,865	12,705	4.86%
Total interest-bearing liabilities	15,338,666	100,427	2.63%	8,270,816	65,387	3.17%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	3,813,559			1,654,594
Other non-interest-bearing liabilities	348,856			225,469
Total liabilities	19,501,081			10,150,879
Total stockholders' equity	2,539,603			1,252,055
Total liabilities and stockholders' equity	$22,040,684			$11,402,934
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		194,820	3.13%		89,212	2.57%
Less adjustment of tax-exempt income		1,613			527
Net interest income		$193,207			$88,685
Net interest margin (5)			3.81%			3.32%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.97% and 2.38% in the three months ended June 30, 2026 and June 30, 2025, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,717,601	$36,166	4.21%	$881,522	$13,566	3.08%
Marketable and restricted equity securities	90,092	2,352	5.22%	67,743	2,266	6.69%
Short-term investments	843,590	16,258	3.85%	209,503	4,837	4.62%
Total investments	2,651,283	54,776	4.13%	1,158,768	20,669	3.57%
Commercial real estate loans (2)	9,919,667	285,512	5.72%	5,591,973	154,379	5.49%
Commercial loans (2)	2,915,067	90,684	6.19%	1,262,130	40,455	6.38%
Equipment financing (2)	1,084,583	45,220	8.34%	1,260,663	51,034	8.10%
Consumer loans (2)	3,971,151	113,063	5.70%	1,552,633	42,298	5.46%
Total loans and leases	17,890,468	534,479	5.98%	9,667,399	288,166	5.96%
Total interest-earning assets	20,541,751	589,255	5.74%	10,826,167	308,835	5.71%
Allowance for loan and lease losses	(250,393)			(124,401)
Non-interest-earning assets	1,796,650			770,978
Total assets	$22,088,008			$11,472,744
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$1,515,072	7,152	0.95%	$633,092	2,039	0.65%
Savings accounts	3,045,359	27,657	1.83%	1,762,366	20,865	2.39%
Money market accounts	5,616,174	70,780	2.54%	2,188,482	27,577	2.54%
Certificate of deposit accounts	4,093,588	71,732	3.53%	1,883,049	38,030	4.07%
Brokered deposit accounts	240,295	4,694	3.94%	757,687	17,649	4.70%
Total interest-bearing deposits (3)	14,510,488	182,015	2.53%	7,224,676	106,160	2.96%
Advances from the FHLBB	610,334	11,847	3.86%	955,669	22,269	4.63%
Subordinated debentures and notes	199,001	7,281	7.32%	84,363	3,419	8.11%
Other borrowed funds	40,846	894	4.41%	58,704	1,437	4.94%
Total borrowed funds	850,181	20,022	4.68%	1,098,736	27,125	4.91%
Total interest-bearing liabilities	15,360,669	202,037	2.65%	8,323,412	133,285	3.23%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	3,839,927			1,667,489
Other non-interest-bearing liabilities	355,574			238,169
Total liabilities	19,556,170			10,229,070
Total stockholders' equity	2,531,838			1,243,674
Total liabilities and stockholders' equity	$22,088,008			$11,472,744
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		387,218	3.09%		175,550	2.48%
Less adjustment of tax-exempt income		3,237			1,035
Net interest income		$383,981			$174,515
Net interest margin (5)			3.80%			3.27%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 2.00% and 2.41% in the six months ended June 30, 2026 and June 30, 2025, respectively.
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

	Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$8,715	$3,546	$12,261	$16,296	$6,304	$22,600
Marketable and restricted equity securities	474	(29)	445	644	(558)	86
Short-term investments	6,160	(384)	5,776	12,341	(920)	11,421
Total investments	15,349	3,133	18,482	29,281	4,826	34,107
Loans and leases:
Commercial real estate loans	62,423	2,894	65,317	124,399	6,734	131,133
Commercial loans and leases	25,968	(687)	25,281	51,438	(1,209)	50,229
Equipment financing	(3,850)	456	(3,394)	(7,272)	1,458	(5,814)
Consumer loans	33,764	1,198	34,962	68,130	2,635	70,765
Total loans	118,305	3,861	122,166	236,695	9,618	246,313
Total change in interest and dividend income	133,654	6,994	140,648	265,976	14,444	280,420
Interest expense:
Deposits:
NOW accounts	1,949	639	2,588	3,841	1,272	5,113
Savings accounts	6,327	(2,974)	3,353	12,543	(5,751)	6,792
Money market accounts	20,991	(166)	20,825	43,203	—	43,203
Certificate of deposit accounts	18,923	(2,498)	16,425	39,341	(5,639)	33,702
Brokered deposit accounts	(5,565)	(1,349)	(6,914)	(10,475)	(2,480)	(12,955)
Total deposits	42,625	(6,348)	36,277	88,453	(12,598)	75,855
Borrowed funds:
Advances from the FHLB	(1,705)	(1,548)	(3,253)	(7,137)	(3,285)	(10,422)
Subordinated debentures and notes	2,141	(166)	1,975	4,220	(358)	3,862
Other borrowed funds	98	(57)	41	(401)	(142)	(543)
Total borrowed funds	534	(1,771)	(1,237)	(3,318)	(3,785)	(7,103)
Total change in interest expense	43,159	(8,119)	35,040	85,135	(16,383)	68,752
Change in tax-exempt income	1,086	—	1,086	2,202	—	2,202
Change in net interest income	$89,409	$15,113	$104,522	$178,639	$30,827	$209,466

Interest Income

Loans and Leases

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$141,811	$77,033	$64,778	84.1%	$284,225	$154,171	$130,054	84.4%
Commercial loans	45,709	20,393	25,316	124.1%	90,023	39,738	50,285	126.5%
Equipment financing	21,676	25,069	(3,393)	(13.5)%	45,220	51,034	(5,814)	(11.4)%
Residential mortgage loans	44,080	13,769	30,311	220.1%	88,466	27,191	61,275	225.4%
Other consumer loans	12,320	7,669	4,651	60.6%	24,597	15,108	9,489	62.8%
Total interest income—loans and leases (1)	$265,596	$143,933	$121,663	84.5%	$532,531	$287,242	$245,289	85.4%
_________________________________________________________________________
(1) Change in tax-exempt income of $503 thousand and $1.0 million is excluded from the three and six months ended tables above.
Total interest income from loans and leases was $265.6 million for the three months ended June 30, 2026, and represented a yield on total loans of 5.99%. This compares to $143.9 million of interest on loans and a yield of 6.01% for the three months ended June 30, 2025. The $121.7 million increase in interest income from loans and leases was primarily due to an increase of $118.3 million in the portfolio composition in origination volume due to the Transaction and a $3.9 million increase in changes to interest rates, partially offset by a decrease of $0.5 million in the change of tax-exempt income.
Total interest income from loans and leases was $532.5 million for the six months ended June 30, 2026, and represented a yield on total loans of 5.98%. This compares to $287.2 million of interest on loans and a yield of 5.96% for the six months ended June 30, 2025. The $245.3 million increase in interest income from loans and leases was primarily attributable to an increase of $236.7 million in the portfolio composition in origination volume due to the Transaction and $9.6 million in changes to interest rates, partially offset by a decrease of $1.0 million in the change of tax-exempt income.
Investments

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$18,370	$6,691	$11,679	174.5%	$34,880	$13,456	$21,424	159.2%
Restricted equity securities	1,506	1,062	444	41.8%	2,349	2,265	84	3.7%
Short-term investments	8,162	2,386	5,776	242.1%	16,258	4,837	11,421	236.1%
Total interest income—investments (1)	$28,038	$10,139	$17,899	176.5%	$53,487	$20,558	$32,929	160.2%
_________________________________________________________________________
(1) Change in tax-exempt income of $583 thousand and $1.2 million is excluded from the three and six months ended table above.
Total interest income from investments was $28.0 million for the three months ended June 30, 2026, compared to $10.1 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, the yield on total investments was 4.2% and 3.5%, respectively. The year over year increase in interest income on investments of $17.9 million, or 176.5%, was primarily driven by a $14.8 million increase due to volume and a $3.1 million increase due to rates.
Total investment income was $53.5 million and $20.6 million for the six months ended June 30, 2026 and June 30, 2025, respectively. For the six months ended June 30, 2026 and 2025, the yield on total investments was 4.1% and 3.6%, respectively. The year over year increase in interest income on investments of $32.9 million, or 160.2%, was primarily driven by a $28.1 million increase due to volume a $4.8 million increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$3,622	$1,034	$2,588	250.3%	$7,152	$2,039	$5,113	250.8%
Savings accounts	14,045	10,692	3,353	31.4%	27,657	20,865	6,792	32.6%
Money market accounts	34,815	13,990	20,825	148.9%	70,780	27,577	43,203	156.7%
Certificate of deposit accounts	34,862	18,437	16,425	89.1%	71,732	38,030	33,702	88.6%
Brokered deposit accounts	1,615	8,529	(6,914)	(81.1)%	4,694	17,649	(12,955)	(73.4)%
Total interest expense - deposits	88,959	52,682	36,277	68.9%	182,015	106,160	75,855	71.5%
Borrowed funds:
Advances from the FHLB	7,169	10,422	(3,253)	(31.2)%	11,847	22,269	(10,422)	(46.8)%
Subordinated debentures and notes	3,693	1,718	1,975	115.0%	7,281	3,419	3,862	113.0%
Other borrowed funds	606	565	41	7.3%	894	1,437	(543)	(37.8)%
Total interest expense - borrowed funds	11,468	12,705	(1,237)	(9.7)%	20,022	27,125	(7,103)	(26.2)%
Total interest expense	$100,427	$65,387	$35,040	53.6%	$202,037	$133,285	$68,752	51.6%
Deposits
For the three months ended June 30, 2026, interest expense on deposits increased $36.3 million, or 68.9%, compared to the same period in 2025. The increase in interest expense on deposits was driven by an increase of $42.6 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits, offset by a decrease of $6.3 million due to lower interest rates. For the three months ended June 30, 2026, the purchase accounting amortization on acquired deposits was $465.0 thousand and one basis point, compared to $112.0 thousand and no basis points for the same period in 2025.
Interest expense on deposits increased $75.9 million, or 71.5%, to $182.0 million for the six months ended June 30, 2026 from $106.2 million for the six months ended June 30, 2025. The increase in interest expense on deposits was driven by an increase of $88.5 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits, offset by a $12.6 million decrease due to lower interest rates. Purchase accounting amortization on acquired deposits for the six months ended June 30, 2026 was $1.4 million and one basis point, compared to $0.2 million and no basis points for the same period in 2025.
Borrowed Funds
For the three months ended June 30, 2026, interest expense on borrowed funds decreased $1.2 million, or 9.7% year over year. The cost of borrowed funds decreased to 4.55% for the three months ended June 30, 2026 from 4.86% for the three months ended June 30, 2025. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $1.8 million due to borrowing rates offset by an increase of $0.5 million due to volume. For the three months ended June 30, 2026, the purchase accounting amortization on acquired borrowed funds was $71.0 thousand, compared to $9.0 thousand for the same period in 2025.
During the six months ended June 30, 2026, interest expense on borrowed funds decreased $7.1 million, or 26.2% year over year. The cost of borrowed funds decreased to 4.68% for the six months ended June 30, 2026 from 4.91% for the six months ended June 30, 2025. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $3.8 million due to borrowing rates and a decrease of $3.3 million due to volume. For the six months ended June 30, 2026, purchase accounting amortization was $163.0 thousand on acquired borrowed funds, compared to amortization of $18.0 thousand for the six months ended June 30, 2025.

Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,			Dollar Change	Percent Change
	2026	2025			2026		2025
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$4,067	$2,640	$1,427	54%	$19,107		$2,468	$16,639	674.2%
Commercial	4,421	4,753	(332)	(7)%	8,839		11,587	(2,748)	(23.7)%
Consumer	(396)	314	(710)	(226)%	(14,765)		311	(15,076)	(4,847.6)%
Total provision (credit) for loan and lease losses	8,092	7,707	385	5%	13,181		14,366	(1,185)	(8.2)%
Provision (credit) for unfunded commitments	(3,085)	(710)	(2,375)	335%	(275)		(1,395)	1,120	(80.3)%
Investment securities available-for-sale	(85)	3	(88)	(2,933)%	(38)		15	(53)	(353.3)%
Total provision (credit) for credit losses	$4,922	$7,000	$(2,078)	(30)%	$12,868	$—	$12,986	$(118)	(0.9)%
For the three months ended June 30, 2026, the provision for credit losses decreased $2.1 million to $4.9 million, compared to a provision for credit losses of $7.0 million for the three months ended June 30, 2025. The decrease in the provision for credit losses for the three months ended June 30, 2026 is primarily driven by a release in the provision for unfunded commitments.
For the six months ended June 30, 2026 and June 30, 2025, the provision for credit and investment losses was relatively consistent at $12.9 million $13.0 million, respectively.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Credit Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Deposit fees	$8,510	$2,472	$6,038	244.3%	$16,857	$4,833	$12,024	248.8%
Loan fees	2,619	472	2,147	454.9%	4,985	865	4,120	476.3%
Loan level derivative income, net	1,391	(4)	1,395	(34,875.0)%	2,166	66	2,100	3,181.8%
Gain on sales of loans and leases held-for-sale	3,869	264	3,605	1,365.5%	6,558	288	6,270	2,177.1%
Wealth management fees	4,860	1,421	3,439	242.0%	9,324	2,911	6,413	220.3%
Other	4,739	1,345	3,394	252.3%	10,045	2,667	7,378	276.6%
Total non-interest income	$25,988	$5,970	$20,018	335.3%	$49,935	$11,630	$38,305	329.4%
Deposit fees increased $6.0 million, or 244.3%, to $8.5 million for the three months ended June 30, 2026, compared to $2.5 million for the same period in 2025, and increased $12.0 million, or 248.8%, to $16.9 million for the six months ended June 30, 2026, compared to $4.8 million for the same period in 2025, primarily driven by activity due to the Transaction.
Loan fees increased $2.1 million, or 454.9%, to $2.6 million for the three months ended June 30, 2026, compared to $0.5 million for the same period in 2025, and increased $4.1 million, or 476.3%, to $5.0 million for the six months ended June 30, 2026, compared to $0.9 million for the same period in 2025, primarily driven by activity due to the Transaction.
Loan level derivative income was $1.4 million for the three months ended June 30, 2026, as there were more loan level derivative transactions completed for the three months ended June 30, 2026, and increased $2.1 million to $2.2 million for the six months ended June 30, 2026 from $0.1 million for the same period in 2025, primarily driven by an increase in loan level derivative transactions completed for the six months ended June 30, 2026.
Gain on sales of loans and leases held-for-sale, wealth management fees, and other income for the three months ended June 30, 2026 increased $10.4 million compared to the same period in 2025, and increased $20.1 million to $25.9 million for the six months ended June 30, 2026 from $5.9 million for the same period in 2025, primarily as a result of the Transaction.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Compensation and employee benefits	$70,280	$35,147	$35,133	100.0%	$139,930	$71,000	$68,930	97.1%
Occupancy	11,791	5,349	6,442	120.4%	24,888	11,070	13,818	124.8%
Equipment and data processing	18,300	6,841	11,459	167.5%	38,427	13,853	24,574	177.4%
Professional services	2,769	1,471	1,298	88.2%	5,231	3,197	2,034	63.6%
FDIC insurance	3,332	1,880	1,452	77.2%	7,652	3,917	3,735	95.4%
Advertising and marketing	1,152	1,371	(219)	(16.0)%	2,831	2,239	592	26.4%
Amortization of identified intangible assets	8,328	1,431	6,897	482.0%	16,656	2,861	13,795	482.2%
Merger and restructuring expense	—	439	(439)	(100.0)%	13,025	1,410	11,615	823.8%
Other	11,304	4,132	7,172	173.6%	19,438	8,536	10,902	127.7%
Total non-interest expense	$127,256	$58,061	$69,195	119.2%	$268,078	$118,083	$149,995	127.0%
There was no merger and restructuring expense for the three months ended June 30, 2026, compared to $0.4 million for the same period in 2025, and increased $11.6 million, to $13.0 million for the six months ended June 30, 2026, compared to $1.4 million for the same period in 2025. Excluding merger and restructuring expense, non-interest expense increased $69.6 million to $127.3 million for the three months ended June 30, 2026, compared to $57.6 million for the same period in 2025, and increased $138.4 million to $255.1 million for the six months ended June 30, 2026, compared to $116.7 million for the same period in 2025.
Compensation and employee benefits expense increased $35.1 million, or 100.0%, to $70.3 million for the three months ended June 30, 2026, compared to $35.1 million for the same period in 2025, and increased $68.9 million, or 97.1%, to $139.9 million for the six months ended June 30, 2026 from $71.0 million for the same period in 2025, primarily driven by activity due to the Transaction.
Equipment and data processing expense increased $11.5 million, or 167.5%, to $18.3 million for the three months ended June 30, 2026, compared to $6.8 million for the same period in 2025, and increased $24.6 million, or 177.4%, to $38.4 million for the six months ended June 30, 2026 from $13.9 million for the same period in 2025, primarily driven by activity due to the Transaction.

Provision for Income Taxes

	Three Months Ended June 30,		Dollar Change	Percent Change	Six Months Ended June 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Income before provision for income taxes	$87,017	$29,594	$57,423	194.0%	$152,970	$55,076	$97,894	177.7%
Provision for income taxes	22,591	7,568	15,023	198.5%	42,327	13,950	28,377	203.4%
Net income	$64,426	$22,026	$42,400	192.5%	$110,643	$41,126	$69,517	169.0%
Effective tax rate	26.0%	25.6%	N/A	1.6%	27.7%	25.3%	N/A	9.5%
The Company recorded an income tax expense of $22.6 million for the three months ended June 30, 2026, compared to an income tax expense of $7.6 million for the three months ended June 30, 2025, representing effective tax rates of 26.0% and 25.6%, respectively. The increase in effective tax rate for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily driven by higher pre-tax income.
The Company recorded an income tax expense of $42.3 million for the six months ended June 30, 2026, compared to an income tax expense of $14.0 million for the six months ended June 30, 2025, representing effective tax rates of 27.7% and 25.3%, respectively. The overall increase in the effective tax rate for the six months ended June 30, 2026 was primarily driven by higher pre-tax income and Transaction related items, including the discrete tax impact of nondeductible expenses.
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
In the second quarter, the Company operated with decreased liquidity. Due to the Transaction, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held lower levels of on balance sheet liquidity in the form of cash and available for sale securities in the second quarter. Cash and equivalents at the end of the quarter were $1.2 billion, or 5.5% of the balance sheet, compared to $2.0 billion, or 8.8% of the balance sheet, as of December 31, 2025. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 14% of total assets. As of June 30, 2026, cash, cash equivalents and investment securities available-for-sale totaled $3.0 billion, or 13.4% of total assets. This compares to $3.7 billion, or 16.1% of total assets, as of December 31, 2025.
Deposits, which are considered the most stable source of liquidity, totaled $18.5 billion as of June 30, 2026 and represented 95.4% of total funding (the sum of total deposits and total borrowings), compared to deposits of $19.5 billion, or 96.1% of total funding, as of December 31, 2025. Core deposits totaled $13.0 billion as of June 30, 2026 and represented 70.2% of total deposits, compared to Core deposits of $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Additionally, the Company had $231.4 million of brokered deposits as of June 30, 2026, which represented 1.3% of total deposits, compared to $410.4 million or 2.1% of total deposits, as of December 31, 2025. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $0.9 billion as of June 30, 2026, representing 4.6% of total funding, compared to $0.8 billion, or 3.9% of total funding, as of December 31, 2025. The growth in the balance sheet is driven by the Transaction, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.

As members of the FHLB, the Bank has access to both short- and long-term borrowings. As of June 30, 2026, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $4.4 billion, compared to $4.6 billion as of December 31, 2025.
As of June 30, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of June 30, 2026 and December 31, 2025, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $619.4 million of borrowing capacity at the FRB as of June 30, 2026. As of June 30, 2026, the Company did not have any outstanding borrowings with the FRB.
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
Off-Balance-Sheet Financial Instruments

The Company is party to off-balance-sheet financial instruments in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby and commercial letters of credit and interest-rate swaps. According to GAAP, these financial instruments are not recorded in the financial statements until they are funded or related fees are incurred or received. See Note 12, "Commitments and Contingencies", to the unaudited consolidated financial statements for a description of off-balance-sheet financial instruments.

Capital Resources
As of June 30, 2026, the Company and the Bank are under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of June 30, 2026, the Company and the Bank exceeded all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of June 30, 2026 for the Company and the Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At June 30, 2026:
Beacon Financial Corporation
Common equity Tier 1 capital ratio (1)	$2,093,726	11.57%	$814,327	4.50%	$1,266,731	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	2,124,237	9.80%	867,036	4.00%	867,036	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	2,124,237	11.74%	1,085,641	6.00%	1,537,991	8.50%	N/A	N/A
Total risk-based capital ratio (4)	2,463,937	13.61%	1,448,310	8.00%	1,900,907	10.50%	N/A	N/A
Beacon Bank & Trust
Common equity Tier 1 capital ratio (1)	$2,128,853	11.77%	$813,920	4.50%	$1,266,098	7.00%	$1,175,662	6.50%
Tier 1 leverage capital ratio (2)	2,128,853	9.83%	866,268	4.00%	866,268	4.00%	1,082,835	5.00%
Tier 1 risk-based capital ratio (3)	2,128,853	11.77%	1,085,227	6.00%	1,537,404	8.50%	1,446,969	8.00%
Total risk-based capital ratio (4)	2,326,440	12.86%	1,447,241	8.00%	1,899,504	10.50%	1,809,051	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a one-year and two-year horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of June 30, 2026.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of June 30, 2026, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	June 30, 2026		December 31, 2025
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$46,154	5.9%	$78,074	9.4%
Up 200 basis points ramp	12,540	1.6%	29,174	3.5%
Up 100 basis points ramp	7,909	1.0%	14,849	1.8%
Down 100 basis points ramp	(6,240)	(0.8)%	(14,389)	(1.7)%
Down 200 basis points ramp	(12,765)	(1.6)%	(30,008)	(3.6)%
Down 400 basis points shock	(38,214)	(4.9)%	(58,232)	(7.0)%
Asset sensitivity decreased at June 30, 2026 when compared to December 31, 2025 as a result of funding and asset mix changes, as well as modeling assumption changes for deposits and loans based on recent deposit and prepayment studies. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 5.9% as of June 30, 2026, compared to 9.4% as of December 31, 2025. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (4.9)% as of June 30, 2026, compared to (7.0)% as of December 31, 2025.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of June 30, 2026, the Company’s one-year cumulative gap was a positive $981.0 million, or 4.77% of total interest-earning assets, compared to a positive $0.5 billion, or 2.14% of total interest-earning assets, as of December 31, 2025.
The assumptions used in the Company's interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates. For additional discussion on interest-rate risk see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At June 30, 2026	At December 31, 2025
Up 400 basis points	(5.2)%	(1.8)%
Up 200 basis points	(2.4)%	(0.7)%
Up 100 basis points	(1.0)%	0.1%
Down 100 basis points	(0.1)%	(1.1)%
Down 200 basis points	(1.0)%	(3.2)%
Down 400 basis points	(5.6)%	(10.1)%

The Company's EVE-at-risk is modestly more asset sensitive from December 31, 2025 to June 30, 2026 driven by changes to the funding and asset mix and modeling assumption changes to non-maturity deposit decay rates.

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
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There are no threatened or pending legal proceedings other than those that arise in the normal course of business. As of June 30, 2026, we are not involved in any pending legal proceedings that, in the opinion of management, are expected to be material to the Company’s financial condition or results of operations.
Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BEACON FINANCIAL CORPORATION

Date: August 7, 2026	By:	/s/ Paul A. Perrault
Paul A. Perrault
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial and Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)