Form 10-Q
period 2026-09-30
Beacon Financial Corp
filed 2026-11-09
CIK 1108134

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           N/A           to                                 .
Commission file number 001-15781

BEACON FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3510455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

131 Clarendon Street
Boston, MA	02116
(Address of principal executive offices)	(Zip Code)
(617) 425-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BBT	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At November 6, 2026, the number of shares of common stock, par value $0.01 per share, outstanding was 83,303,360.

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
ii

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES Unaudited Consolidated Balance Sheets
	At September 30, 2026	At December 31, 2025
	(In Thousands Except Share Data)
ASSETS
Cash and due from banks	$273,493	$201,557
Short-term investments	497,860	1,840,188
Total cash and cash equivalents	771,353	2,041,745
Investment securities available-for-sale	1,956,529	1,688,768
Total investment securities	1,956,529	1,688,768
Allowance for investment security credit losses	(109)	(94)
Net investment securities	1,956,420	1,688,674
Loans and leases:
Commercial real estate loans	9,710,208	10,012,094
Commercial loans and leases	4,050,789	3,947,363
Consumer loans	3,891,419	4,070,095
Total loans and leases	17,652,416	18,029,552
Allowance for loan and lease losses	(233,188)	(252,839)
Net loans and leases	17,419,228	17,776,713
Restricted equity securities	79,570	87,438
Premises and equipment, net of accumulated depreciation of $123,181 and $112,926, respectively	167,504	162,474
Right-of-use asset operating leases	80,249	82,817
Deferred tax asset	156,371	149,487
Goodwill	357,358	351,613
Identified intangible assets, net of accumulated amortization of $53,900 and $29,118, respectively	164,780	189,562
OREO and repossessed assets, net	2,505	2,591
Cash surrender value of bank-owned life insurance policies	337,791	334,442
Other assets	382,455	352,816
Total assets	$21,875,584	$23,220,372
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand checking accounts	$3,886,512	$4,032,529
Interest-bearing deposits:
NOW accounts	1,570,468	1,445,894
Savings accounts	3,045,425	2,954,029
Money market accounts	4,351,324	4,636,548
Payroll deposit accounts	885,465	1,878,758
Certificate of deposit accounts	4,068,649	4,156,540
Brokered deposit accounts	374,717	410,359
Interest-bearing deposits	14,296,048	15,482,128
Total deposits	18,182,560	19,514,657
Borrowed funds:
Advances from the FHLB	358,236	555,788
Subordinated debentures and notes	301,470	198,572
Other borrowed funds	115,767	34,000
Total borrowed funds	775,473	788,360
Operating lease liabilities	87,961	90,713
Reserve for unfunded credits	13,876	13,746
Accrued expenses and other liabilities	296,125	316,835
Total liabilities	19,355,995	20,724,311

Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 89,576,403 shares issued and 89,576,403 shares issued, respectively	896	896
Additional paid-in capital	2,167,725	2,171,885
Retained earnings	576,280	485,862
Accumulated other comprehensive (loss) income	(91,478)	(20,002)
Treasury stock, at cost; 5,254,101 shares and 5,545,511 shares, respectively	(133,834)	(142,580)
Total stockholders' equity	2,519,589	2,496,061
Total liabilities and stockholders' equity	$21,875,584	$23,220,372
See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands Except Share Data)
Interest and dividend income:
Loans and leases	$270,278	$194,517	$802,809	$481,759
Debt securities	19,748	10,984	54,628	24,440
Restricted equity securities	1,107	1,466	3,456	3,731
Short-term investments	7,780	5,438	24,038	10,275
Total interest and dividend income	298,913	212,405	884,931	520,205
Interest expense:
Deposits	91,559	71,901	273,574	178,061
Borrowed funds	10,201	11,654	30,223	38,779
Total interest expense	101,760	83,555	303,797	216,840
Net interest income	197,153	128,850	581,134	303,365
Provision for credit losses on loans	8,875	20,268	21,781	33,239
Provision for credit losses on investments	53	32	15	47
Net interest income after provision for credit losses	188,225	108,550	559,338	270,079
Non-interest income:
Deposit fees	8,594	5,005	25,451	9,838
Loan fees	2,606	1,004	7,591	1,869
Loan level derivative income	1,094	635	3,260	701
Gain on sales of loans and leases held-for-sale	3,669	1,175	10,227	1,463
Wealth management fees	4,739	2,466	14,063	5,378
Other	5,297	2,060	15,342	4,726
Total non-interest income	25,999	12,345	75,934	23,975
Non-interest expense:
Compensation and employee benefits	69,439	49,999	209,369	120,999
Occupancy	12,380	6,921	37,268	17,991
Equipment and data processing	16,999	11,110	55,426	24,963
Professional services	2,659	2,114	7,890	5,311
FDIC insurance	2,841	1,971	10,493	5,888
Advertising and marketing	1,722	1,583	4,553	3,822
Amortization of identified intangible assets	8,126	3,587	24,782	6,448
Merger and restructuring expense	5,101	45,863	18,126	47,273
Other	13,427	6,148	32,865	14,684
Total non-interest expense	132,694	129,296	400,772	247,379
Income (loss) before provision for income taxes	81,530	(8,401)	234,500	46,675
Provision (benefit) for income taxes	20,348	(4,180)	62,675	9,770
Net income (loss)	$61,182	$(4,221)	$171,825	$36,905
Earnings per common share:
Basic	$0.73	$(0.05)	$2.05	$0.42
Diluted	0.73	(0.05)	2.05	0.41
Weighted average common shares outstanding:
Basic	83,837,909	87,508,517	83,823,440	88,566,368
Diluted	83,997,567	87,832,552	83,946,890	88,998,517
Dividends paid per common share	$0.3225	$0.3225	$0.9675	$0.5925
See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net income (loss)	$61,182	$(4,221)	$171,825	$36,905
Other comprehensive gain (loss), net of taxes:
Investment securities available-for-sale	(56,551)	10,173	(71,397)	24,237
Cash flow hedges	2	300	(79)	1,187
Postretirement benefits	—	—	—	(1,447)
Other comprehensive gain (loss), net of taxes	(56,549)	10,473	(71,476)	23,977
Comprehensive income	$4,633	$6,252	$100,349	$60,882

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Three Months Ended September 30, 2026 and 2025

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2026	$896	$2,164,080	$542,304	$(34,929)	$(132,555)	$2,539,796
Net income	—	—	61,182	—	—	61,182
Other comprehensive income (loss)	—	—	—	(56,549)	—	(56,549)
Common stock dividends of $0.3225 per share	—	—	(27,031)	—	—	(27,031)
Share repurchase excise tax refund	—	1,305	—	—	—	1,305
Restricted stock awards issued, net of awards surrendered	—	206	—	—	(1,279)	(1,073)
Compensation under recognition and retention plans	—	2,134	(175)	—	—	1,959
Balance at September 30, 2026	$896	$2,167,725	$576,280	$(91,478)	$(133,834)	$2,519,589

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at June 30, 2025	$970	$904,697	$475,781	$(39,378)	$(87,899)	$1,254,171
Net income (loss)	—	—	(4,221)	—	—	(4,221)
Impact of Merger between Brookline and Berkshire	(74)	1,269,497	82	—	(53,320)	1,216,185
Other comprehensive income (loss)	—	—	—	10,473	—	10,473
Common stock dividends of $0.3225 per share	—	—	(12,029)	—	—	(12,029)
Restricted stock awards issued, net of awards surrendered	—	(5,503)	—	—	(1,520)	(7,023)
Options exercised	—	—	(15)	—	253	238
Compensation under recognition and retention plan	—	3,221	—	—	—	3,221
Balance at September 30, 2025	$896	$2,171,912	$459,598	$(28,905)	$(142,486)	$2,461,015

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended September 30, 2026 and 2025

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2025	$896	$2,171,885	$485,862	$(20,002)	$(142,580)	$2,496,061
Net income	—	—	171,825	—	—	171,825
Other comprehensive income (loss)	—	—	—	(71,476)		(71,476)
Common stock dividends of $0.9675 per share	—	—	(81,095)	—	—	(81,095)
Share repurchase excise tax refund	—	1,305	—	—	—	1,305
Restricted stock awards issued, net of awards surrendered	—	(9,819)	—	—	8,746	(1,073)
Compensation under recognition and retention plans	—	4,354	(312)	—	—	4,042
Balance at September 30, 2026	$896	$2,167,725	$576,280	$(91,478)	$(133,834)	$2,519,589

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	(In Thousands)
Balance at December 31, 2024	$970	$902,584	$458,943	$(52,882)	$(87,676)	$1,221,939
Net Income	—	—	36,905	—	—	36,905
Impact of Merger between Brookline and Berkshire	(74)	1,269,497	82	—	(53,320)	1,216,185
Other comprehensive income (loss)	—	—	—	23,977	—	23,977
Common stock dividends of $0.5925 per share	—	—	(36,087)	—	—	(36,087)
Restricted stock awards issued, net of awards surrendered	—	(5,320)	—	—	(1,743)	(7,063)
Options exercised	—	—	(15)	—	253	238
Compensation under recognition and retention plans	—	5,151	(230)	—	—	4,921
Balance at September 30, 2025	$896	$2,171,912	$459,598	$(28,905)	$(142,486)	$2,461,015

See accompanying notes to unaudited consolidated financial statements.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Cash flows from operating activities:
Net income	$171,825	$36,905
Adjustments to reconcile net income to net cash provided from operating activities:
Provision for credit losses	21,796	33,286
Deferred income tax expense (benefit)	17,353	(5,118)
Depreciation of premises and equipment	9,665	6,129
Accretion of investment securities premiums and discounts, net	(15,121)	(1,303)
Accretion of premiums and discounts and deferred loan and lease origination costs, net	(28,133)	(12,878)
Amortization of identified intangible assets	24,782	6,448
Amortization of debt issuance costs	372	76
Amortization (accretion) of other acquisition fair value adjustments, net	8,382	(3,735)
Gain on sales of loans and leases held-for-sale	(10,227)	(1,463)
Write-down of other repossessed assets	158	444
Compensation under recognition and retention plans	4,042	5,241
Net change in:
Cash surrender value of bank-owned life insurance	(3,349)	(1,414)
Other assets	(34,892)	79,916
Accrued expenses and other liabilities	(20,872)	(89,282)
Net cash provided from operating activities	145,781	53,252

Cash flows from investing activities:
Proceeds from sales of investment securities available-for-sale	—	176,312
Proceeds from maturities, calls, and principal repayments of investment securities available-for-sale	267,701	98,925
Purchases of investment securities available-for-sale	(615,945)	(11,737)
Proceeds from redemption/sales of restricted equity securities	53,474	69,122
Purchase of restricted equity securities	(45,606)	(57,961)
Proceeds from sales of loans and leases	253,051	300,822
Net decrease in loans and leases	121,021	288,781
Net cash and cash equivalents acquired in acquisition	—	1,084,095
Purchase of premises and equipment, net	(14,717)	(4,449)
Proceeds from sales of other repossessed assets	51	608
Net cash provided from investing activities	19,030	1,944,518

		(Continued)

See accompanying notes to unaudited consolidated financial statements.

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)

Cash flows from financing activities:
Decrease in demand checking, NOW, savings and money market accounts	(1,220,482)	(10,350)
Decrease in certificates of deposit and brokered deposits	(113,332)	(270,820)
Proceeds from FHLB advances	2,453,576	791,000
Repayment of FHLB advances	(2,651,337)	(1,748,587)
Proceeds from issuance of subordinated notes	171,796	—
Repayment of subordinated debentures	(75,000)	—
Increase (decrease) in other borrowed funds, net	81,767	(39,280)
Decrease in mortgagors' escrow accounts, net	—	(4,696)
Payment of dividends on common stock	(81,095)	(36,087)
Payment of income taxes for shares withheld in share based activity	(1,096)	(2,000)
Net cash used for financing activities	(1,435,203)	(1,320,820)
Net decrease in cash and cash equivalents	(1,270,392)	676,950
Cash and cash equivalents at beginning of period	2,041,745	543,670
Cash and cash equivalents at end of period	$771,353	$1,220,620

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on deposits, borrowed funds and subordinated debt	$301,744	$214,006
Income taxes	6,231	13,821
Non-cash investing activities:
Transfer from loans and leases to loans held-for-sale	$—	$79,859
Transfer from loans to other OREO and repossessed assets	123	925
Acquisition of Berkshire Hills Bancorp, Inc.
Fair value of assets assumed	$—	$12,142,456
Fair value of liabilities assumed	—	11,044,057

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
The Transaction was treated as a business combination under ASC 805 and was accounted for as a reverse merger using the acquisition method of accounting. Therefore, Legacy Brookline was deemed the acquirer for financial reporting purposes even though Legacy Berkshire was the legal acquirer. As such, the historical financial statements of Legacy Brookline became the historical financial statements of the combined company. As a result, the Company's financial results for the three and nine months ended September 30, 2026 may not be directly comparable to the corresponding prior-year periods.
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
The Chief Executive Officer of the Company acts as the Company’s CODM. The CODM regularly reviews comprehensive financial information with the reported measures focused on net interest income and net income. This financial information reviewed is consistent with the information presented within the Company’s financial statements.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(3) Investment Securities
Investment Securities Available-for-Sale
The following tables set forth investment securities available-for-sale at the dates indicated:

	At September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$329,431	$12	$20,310	$309,133
GSE CMOs	715,061	70	41,502	673,629
GSE MBSs	326,274	64	25,877	300,461
Municipal obligations	211,087	8	13,505	197,590
Corporate debt obligations	19,981	654	276	20,359
U.S. Treasury bonds	477,249	26	22,418	454,857
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$2,079,583	$834	$123,888	$1,956,529

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$185,449	$512	$12,284	$173,677
GSE CMOs	500,446	2,784	6,660	496,570
GSE MBSs	334,476	3,009	11,740	325,745
Municipal obligations	231,924	8,305	13	240,216
Corporate debt obligations	39,209	863	49	40,023
U.S. Treasury bonds	424,214	1,727	13,904	412,037
Foreign government obligations	500	—	—	500
Total investment securities available-for-sale	$1,716,218	$17,200	$44,650	$1,688,768
As of September 30, 2026, the fair value of all investment securities available-for-sale was $2.0 billion, with net unrealized losses of $123.1 million, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of September 30, 2026, $1.9 billion, or 95.4% of the portfolio, had gross unrealized losses of $123.9 million, compared to $552.9 million, or 32.7% of the portfolio, with gross unrealized losses of $44.7 million as of December 31, 2025.
As of September 30, 2026 and December 31, 2025, the Company did not classify any securities as held to maturity; all securities were held as available-for-sale.
Investment Securities as Collateral
As of September 30, 2026 and December 31, 2025, respectively, $1.7 billion and $1.2 billion of investment securities were pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank had no outstanding FRB borrowings as of September 30, 2026 and December 31, 2025.

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
If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an allowance for credit loss is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through the ACL is recognized in OCI. Adjustments to the allowance are reported as a component of credit loss expense. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible or when either of the aforementioned criteria regarding intent or requirement to sell is met. The Company has made the accounting policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses. Accrued interest receivables associated with debt securities available-for-sale totaled $10.2 million as of September 30, 2026, compared to $7.2 million as of December 31, 2025.
A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a debt security placed on nonaccrual is reversed against interest income. There were no debt securities on nonaccrual status and therefore there was no accrued interest related to debt securities reversed against interest income for the nine months ended September 30, 2026 and 2025.
Assessment for Available for Sale Securities for Impairment
Investment securities as of September 30, 2026 and December 31, 2025 that have been in a continuous unrealized loss position for less than twelve months or twelve months or longer are as follows:

	At September 30, 2026
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$198,880	$4,845	$100,339	$15,465	$299,219	$20,310
GSE CMOs	601,633	32,995	45,468	8,507	647,101	41,502
GSE MBSs	190,641	8,946	107,461	16,931	298,102	25,877
Municipal obligations	184,114	12,806	5,885	699	189,999	13,505
Corporate debt obligations	7,119	276	—	—	7,119	276
U.S. Treasury bonds	265,064	5,937	159,922	16,481	424,986	22,418
Total temporarily impaired investment securities	$1,447,451	$65,805	$419,075	$58,083	$1,866,526	$123,888

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Less than Twelve Months		Twelve Months or Longer		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$32	$1	$103,884	$12,283	$103,916	$12,284
GSE CMOs	68,184	460	45,145	6,200	113,329	6,660
GSE MBSs	79	1	114,594	11,739	114,673	11,740
Municipal obligations	9,721	11	391	2	10,112	13
Corporate debt obligations	4,943	41	2,666	8	7,609	49
U.S. Treasury bonds	—	—	203,283	13,904	203,283	13,904
Total temporarily impaired investment securities	$82,959	$514	$469,963	$44,136	$552,922	$44,650

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
Investment Securities Available-For-Sale Impairment Analysis
The following discussion summarizes, by investment security type, the basis for evaluating if the applicable investment securities within the Company’s available-for-sale portfolio were impaired as of September 30, 2026. The Company has determined it is more likely than not that the Company will not sell or be required to sell the investment securities before recovery of its amortized cost. The Company's ability and intent to hold these investment securities until recovery is supported by the Company's strong capital and liquidity positions as well as its historically low portfolio turnover. If market conditions for investment securities worsen or the creditworthiness of the underlying issuers deteriorates, it is possible that the Company may recognize additional impairment in future periods.
In the following discussion, purchase activity excludes the impact of the Transaction.
U.S. Government-Sponsored Enterprises
The Company invests in securities issued by GSEs, including GSE debentures, MBSs, and CMOs. GSE securities include obligations issued by the FNMA, the FHLMC, the GNMA, the FHLB and the Federal Farm Credit Bank. As of September 30, 2026, the Company held GNMA MBSs and CMOs, and SBA commercial loan asset-backed securities in its available-for-sale portfolio with an estimated fair value of $510.0 million compared to $285.4 million as of December 31, 2025
As of September 30, 2026, the Company owned 37 GSE debentures with a total fair value of $309.1 million, and a net unrealized loss of $20.3 million. As of December 31, 2025, the Company held 38 GSE debentures with a total fair value of $173.7 million, with a net unrealized loss of $11.8 million. As of September 30, 2026, 33 of the 37 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 17 of the 38 securities in this portfolio were in an unrealized loss

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
position. During the nine months ended September 30, 2026 the Company purchased $179.9 million of GSE debentures compared to the same period in 2025 when the Company did not purchase any GSE debentures.
As of September 30, 2026, the Company owned 150 GSE CMOs with a total fair value of $673.6 million and a net unrealized loss of $41.4 million. As of December 31, 2025, the Company held 136 GSE CMOs with a total fair value of $496.6 million with a net unrealized loss of $3.9 million. As of September 30, 2026, 143 of the 150 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 57 of the 136 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2026 the Company purchased $269.2 million of GSE CMOs compared to the same period in 2025, when the Company did not purchase any GSE CMOs.
As of September 30, 2026, the Company owned 190 GSE MBSs with a total fair value of $300.5 million and a net unrealized loss of $25.8 million. As of December 31, 2025, the Company held 194 GSE MBSs with a total fair value of $325.7 million with a net unrealized loss of $8.7 million. As of September 30, 2026, 156 of the 190 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 85 of the 194 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2026 the Company purchased $18.9 million of GSE MBSs compared to the same period in 2025, when the Company did not purchase any GSE MBSs.
Municipal Obligations
The Company invests in certain state and municipal securities with high credit ratings for portfolio diversification and tax planning purposes. Full collection of the obligations is expected because the financial conditions of the issuing municipalities are sound, they have not defaulted on scheduled payments, the obligations are rated investment grade, and the Company has the ability and intent to hold the obligations for a period of time to recover the amortized cost. As of September 30, 2026, the Company owned 224 municipal obligation securities with a total fair value of $197.6 million and a net unrealized loss of $13.5 million. As of December 31, 2025, the Company owned 242 municipal obligation securities with a total fair value of $240.2 million and a net unrealized gain of $8.3 million. As of September 30, 2026, 211 of the 224 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 12 of the 242 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2026, the Company purchased $1.0 million of municipal securities compared to the same period in 2025 when the Company purchased $1.3 million of municipal securities.
Corporate Obligations
The Company may invest in high-quality corporate obligations to provide portfolio diversification and improve the overall yield on the portfolio. As of September 30, 2026, the Company held 16 corporate obligation securities with a total fair value of $20.4 million and a net unrealized gain of $0.4 million. As of December 31, 2025, the Company held 16 corporate obligation securities with a total fair value of $40.0 million and a net unrealized gain of $0.8 million. As of September 30, 2026, 3 of the 16 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 2 of the 16 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2026 and 2025, the Company did not purchase any corporate obligations.
U.S. Treasury Bonds
The Company invests in securities issued by the U.S. government. As of September 30, 2026, the Company owned 49 U.S. Treasury bonds with a total fair value of $454.9 million and a net unrealized loss of $22.4 million. As of December 31, 2025, the Company held 54 U.S. Treasury bonds with a total fair value of $412.0 million and a net unrealized loss of $12.2 million. As of September 30, 2026, 45 of the 49 securities in this portfolio were in an unrealized loss position. As of December 31, 2025, 25 of the 54 securities in this portfolio were in an unrealized loss position. During the nine months ended September 30, 2026, the Company purchased $146.9 million of U.S. Treasury bonds, compared to the same period in 2025 when the Company purchased $9.9 million of U.S. Treasury bonds.
Foreign Government Obligations
As of September 30, 2026 and December 31, 2025, the Company owned 1 foreign government obligation security with a fair value of $0.5 million, which approximated cost. As of September 30, 2026 and December 31, 2025, the security was held at par. During the nine months ended September 30, 2026 the Company did not purchase any foreign government obligation, compared to the same period in 2025 when the Company repurchased the foreign government obligation that had matured.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Portfolio Maturities
The final stated maturities of the debt securities are as follows for the periods indicated:

	At September 30, 2026			At December 31, 2025
	Amortized Cost	Estimated Fair Value	Weighted Average Rate	Amortized Cost	Estimated Fair Value	Weighted Average Rate
	(Dollars in Thousands)
Investment securities available-for-sale:
Within 1 year	$95,518	$95,274	3.92%	$145,787	$146,092	3.89%
After 1 year through 5 years	748,609	708,166	3.48%	472,284	454,138	2.76%
After 5 years through 10 years	193,586	182,002	3.58%	246,784	242,931	3.56%
Over 10 years	1,041,870	971,087	4.30%	851,363	845,607	4.18%
	$2,079,583	$1,956,529	3.92%	$1,716,218	$1,688,768	3.69%
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
Security Sales
The Company did not sell any investment securities available-for-sale during the nine months ended September 30, 2026. The company sold investment securities available-for-sale during the nine months ended September 30, 2025 where the proceeds from the sale of investment securities available-for-sale were $176.3 million. Securities sales executed during the nine months ended September 30, 2025 were related to the Merger, resulting in a restructuring of the portfolio. There was no gain or loss on the sale.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
(4) Loans and Leases
The following table presents the amortized cost of loans and leases and weighted average coupon rates for the loan and lease portfolios at the dates indicated:

	At September 30, 2026		At December 31, 2025
	Balance	Weighted Average Coupon	Balance	Weighted Average Coupon
	(Dollars In Thousands)
Commercial real estate loans:
Commercial real estate	$7,099,618	5.69%	$7,235,397	5.58%
Multi-family mortgage	2,189,063	5.40%	2,155,980	5.29%
Construction	421,527	6.69%	620,717	6.61%
Total commercial real estate loans	9,710,208	5.67%	10,012,094	5.58%
Commercial loans and leases:
Commercial	3,049,984	6.42%	2,784,152	6.34%
Equipment financing	1,000,805	8.72%	1,163,211	8.55%
Total commercial loans and leases	4,050,789	6.99%	3,947,363	6.99%
Consumer loans:
Residential mortgage	3,097,142	4.85%	3,233,425	4.82%
Home equity	668,241	6.37%	695,307	6.30%
Other consumer	126,036	5.55%	141,363	5.25%
Total consumer loans	3,891,419	5.13%	4,070,095	5.09%
Total loans and leases	$17,652,416	5.85%	$18,029,552	5.78%

Accrued interest on loans and leases, which were excluded from the amortized cost of loans and leases totaled $76.0 million and $77.8 million at September 30, 2026 and December 31, 2025, respectively, and were included in other assets in the accompanying consolidated balance sheets.
The net unamortized deferred loan origination costs and premiums and discounts on acquired loans included in total loans and leases were $(212.5) million and $(237.6) million as of September 30, 2026 and December 31, 2025, respectively.
Loans and Leases Pledged as Collateral
As of September 30, 2026 and December 31, 2025, there were $5.7 billion and $6.3 billion respectively of loans and leases pledged as collateral for repurchase agreements; municipal deposits; treasury, tax and loan deposits; swap agreements; FRB borrowings; and FHLB borrowings. The Bank did not have any outstanding FRB borrowings as of September 30, 2026 and December 31, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(5) Allowance for Credit Losses
The following tables present the changes in the allowance for loan and lease losses by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189
Charge-offs	(3,725)	(10,874)	(115)	(14,714)
Recoveries	294	786	164	1,244
Provision (credit) for loan and lease losses excluding unfunded commitments	13,235	(4,862)	96	8,469
Balance at September 30, 2026	$156,889	$66,871	$9,428	$233,188

	Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725
Charge-offs (1)	(926)	(15,694)	(42)	(16,662)
Recoveries	107	578	120	805
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses excluding unfunded commitments	5,040	6,637	(550)	11,127
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735
(1) Excludes the impact of Merger Day 1 purchase accounting that resulted in $15.8 million of charge-offs during the three months ended September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(18,630)	(26,866)	(451)	(45,947)
Recoveries	786	3,270	590	4,646
Provision (credit) for loan and lease losses excluding unfunded commitments	32,342	3,977	(14,669)	21,650
Balance at September 30, 2026	$156,889	$66,871	$9,428	$233,188

	Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs (1)	(4,449)	(26,830)	(55)	(31,334)
Recoveries	107	2,427	220	2,754
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses excluding unfunded commitments	7,507	18,224	(239)	25,492
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735

(1) Excludes the impact of Merger Day 1 purchase accounting that resulted in $15.8 million of charge-offs during the nine months ended September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The allowance for credit losses for unfunded credit commitments was $13.9 million, and $13.7 million at September 30, 2026 and December 31, 2025, respectively and includes a credit to the allowance of $0.4 million and $0.1 million for credit losses on unfunded commitments during the three and nine months ended September 30, 2026, respectively.
Provision for Credit Losses
The provision (credit) for credit losses are set forth below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$13,235	$5,040	$32,342	$7,507
Commercial	(4,862)	6,637	3,977	18,224
Consumer	96	(550)	(14,669)	(239)
Total provision (credit) for loan and lease losses	8,469	11,127	21,650	25,492
Provision (credit) for unfunded commitments (1)	406	9,141	131	7,747
Provision for investment securities available-for-sale	53	32	15	47
Total provision (credit) for credit losses	$8,928	$20,300	$21,796	$33,286
(1) Includes Merger Day 1 unfunded credit commitment totaling $8.4 million for the three and nine months ended September 30, 2025.
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
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
As of September 30, 2026, management continued to apply qualitative adjustments to the Company’s models. These adjustments are designed to address model limitations and are generally targeted to specific risks within the certain portfolios or certain risk factors (e.g., office, refi-risk, and specialty vehicle) based on recent collateral valuations and performance trends. Additionally, portfolio level metrics such as delinquency, population of adversely graded loans, non-accruals, etc. are used to inform management’s evaluation of the credit risk in the portfolio and adjustments are made as appropriate. These adjustments included both positive and negative adjustments with a total impact to the ACL estimate of $44.6 million at September 30, 2026 and $24.8 million at December 31, 2025. Management reviews these factors on a quarterly basis as market conditions and segment performance evolve.
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
The general allowance for loan and lease losses was $163.1 million as of September 30, 2026, compared to $173.4 million as of December 31, 2025.
The specific allowance for loan and lease losses was $70.1 million as of September 30, 2026, compared to $79.4 million as of December 31, 2025.
As of September 30, 2026, management believes the methodology for calculating the allowance is sound and the allowance provides a reasonable basis for determining and reporting on expected losses over the lifetime of the Company’s loan portfolios.
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
Credit Quality Information
The following table presents the amortized cost basis of loans in each class by credit quality indicator and year of origination as of September 30, 2026.

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Commercial Real Estate
Pass	$540,819	$544,697	$509,886	$778,873	$1,090,073	$3,044,196	$45,239	$67,101	$6,620,884
OAEM	—	27,954	4,283	50,694	38,049	124,619	—	—	245,599
Substandard	—	894	2,546	8,902	97,159	98,888	—	24,746	233,135
Total	540,819	573,545	516,715	838,469	1,225,281	3,267,703	45,239	91,847	7,099,618
Current-period gross writeoffs	—	—	—	—	1,297	638	—	755	2,690
Multi-Family Mortgage
Pass	64,841	163,822	175,018	188,678	555,453	938,521	5,594	40,980	2,132,907
OAEM	—	—	—	—	43,846	—	—	—	43,846
Substandard	—	—	—	1,325	—	9,125	—	—	10,450
Doubtful	—	—	—	—	—	1,860	—	—	1,860
Total	64,841	163,822	175,018	190,003	599,299	949,506	5,594	40,980	2,189,063
Current-period gross writeoffs	—	—	—	—	—	1,035	—	—	1,035

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Construction
Pass	31,345	218,925	36,464	6,381	54,487	19,372	12,350	1,121	380,445
OAEM	—	3,332	—	—	—	—	—	—	3,332
Substandard	—	—	—	—	37,750	—	—	—	37,750
Total	31,345	222,257	36,464	6,381	92,237	19,372	12,350	1,121	421,527
Commercial
Pass	422,054	278,605	256,198	250,157	146,211	229,921	1,300,810	43,697	2,927,653
OAEM	—	461	—	1,096	18,050	3,423	14,897	284	38,211
Substandard	18,800	1,290	2,682	3,471	278	11,972	38,068	5,914	82,475
Doubtful	—	—	446	182	967	—	—	50	1,645
Total	440,854	280,356	259,326	254,906	165,506	245,316	1,353,775	49,945	3,049,984
Current-period gross writeoffs	—	179	4,403	231	1,302	1,659	290	482	8,546
Equipment Financing
Pass	117,848	178,661	193,271	182,264	138,235	127,643	8,231	8,060	954,213
OAEM	2,546	2,535	6,836	11,425	9,496	5,890	—	9	38,737
Doubtful	—	—	—	1,235	740	154	—	5,726	7,855
Total	120,394	181,196	200,107	194,924	148,471	133,687	8,231	13,795	1,000,805
Current-period gross writeoffs	—	—	124	703	309	1,182	10	—	2,328

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Residential
Pass	156,920	307,134	309,682	467,548	652,841	1,171,271	19,001	174	3,084,571
OAEM	—	—	—	1,110	—	1,876	—	—	2,986
Substandard	—	—	192	—	2,129	7,264	—	—	9,585
Total	156,920	307,134	309,874	468,658	654,970	1,180,411	19,001	174	3,097,142
Current-period gross writeoffs	—	—	—	—	—	26	—	—	26
Home Equity
Pass	4,931	1,722	1,685	5,953	6,712	30,843	562,486	48,964	663,296
OAEM	—	—	—	—	—	—	—	268	268
Substandard	18	41	34	187	—	359	277	3,761	4,677
Total	4,949	1,763	1,719	6,140	6,712	31,202	562,763	52,993	668,241
Current-period gross writeoffs	—	—	—	—	—	—	—	5	5
Other Consumer
Pass	6,386	6,579	14,957	13,937	5,057	3,134	75,004	627	125,681
OAEM	—	2	—	—	—	—	—	3	5
Substandard	—	23	83	3	22	25	1	193	350
Total	6,386	6,604	15,040	13,940	5,079	3,159	75,005	823	126,036
Current-period gross writeoffs	—	16	10	14	11	9	17	12	89
Total
Pass	1,345,144	1,700,145	1,497,161	1,893,791	2,649,069	5,564,901	2,028,715	210,724	16,889,650
OAEM	2,546	34,284	11,119	64,325	109,441	135,808	14,897	564	372,984
Substandard	18,818	2,248	5,537	13,888	137,338	127,633	38,346	34,614	378,422
Doubtful	—	—	446	1,417	1,707	2,014	—	5,776	11,360

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
		(In Thousands)
Total	$1,366,508	$1,736,677	$1,514,263	$1,973,421	$2,897,555	$5,830,356	$2,081,958	$251,678	$17,652,416
As of September 30, 2026, there were no loans categorized as definite loss.

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

Age Analysis of Past Due Loans and Leases
The following table presents an age analysis of the amortized cost basis in loans and leases as of September 30, 2026.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2026
	Past Due						Past Due Greater Than 90 Days and Accruing
	31-60 Days	61-90 Days	Greater Than 90 Days	Total	Current	Total Loans and Leases		Non-accrual	Non-accrual with No Related Allowance
	(In Thousands)
Commercial real estate loans:
Commercial real estate	$47,132	$4,797	$81,275	$133,204	$6,966,414	$7,099,618	$21,295	$77,443	$8,844
Multi-family mortgage	1,684	3,977	5,577	11,238	2,177,825	2,189,063	—	8,673	265
Construction	22,792	—	—	22,792	398,735	421,527	—	—	—
Total commercial real estate loans	71,608	8,774	86,852	167,234	9,542,974	9,710,208	21,295	86,116	9,109
Commercial loans and leases:
Commercial	9,282	2,154	17,812	29,248	3,020,736	3,049,984	—	20,396	11,117
Equipment financing	11,975	5,066	33,381	50,422	950,383	1,000,805	—	44,862	23,750
Total commercial loans and leases	21,257	7,220	51,193	79,670	3,971,119	4,050,789	—	65,258	34,867
Consumer loans:
Residential mortgage	2,687	5,454	8,578	16,719	3,080,423	3,097,142	4,822	5,876	5,876
Home equity	1,100	271	2,791	4,162	664,079	668,241	1,725	2,954	2,953
Other consumer	258	66	222	546	125,490	126,036	7	350	350
Total consumer loans	4,045	5,791	11,591	21,427	3,869,992	3,891,419	6,554	9,180	9,179
Total loans and leases	$96,910	$21,785	$149,636	$268,331	$17,384,085	$17,652,416	$27,849	$160,554	$53,155
The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended September 30, 2026.

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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At September 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$54,349	$15,747	$—	$70,096
Collectively evaluated	102,540	51,124	9,428	163,092
Total	$156,889	$66,871	$9,428	$233,188
Loans and Leases:
Individually evaluated	$270,830	$91,047	$—	$361,877
Collectively evaluated	9,439,378	3,959,742	3,891,419	17,290,539
Total	$9,710,208	$4,050,789	$3,891,419	$17,652,416

	At December 31, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Allowance for Loan and Lease Losses:
Individually evaluated	$47,329	$31,909	$178	$79,416
Collectively evaluated	95,062	54,581	23,780	173,423
Total loans and leases	$142,391	$86,490	$23,958	$252,839

Loans and Leases:
Individually evaluated	$240,753	$111,589	$1,801	$354,143
Collectively evaluated	9,771,341	3,835,774	4,068,294	17,675,409
Total loans and leases	$10,012,094	$3,947,363	$4,070,095	$18,029,552

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Loan Modifications
The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Three Months Ended September 30, 2026
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial real estate	1	$328	—%	Loan was given a 2 year maturity extension. The financial effect was deemed "de minimis".
Construction	1	15,000	3.56%	Loan was given a 1 year maturity extension. The financial effect was deemed "de minimis".
Commercial	3	17,368	0.57%	Loans were given maturity extensions between 5 months and 2 years. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	2	51,018	0.72%	Loans were given 2 years of interest only payments and interest only payments through maturity, respectively. The financial effect was deemed "de minimis".
Commercial	1	1,011	0.03%	Loan was given 6 month principal and interest deferment. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Significant Payment Delays:
Home Equity	1	160	0.02%	Loan was given a 6 month interest deferral, and a 5 year interest only term, followed by a 25 year amortization period. The financial effect was deemed "de minimis".
Combination - Maturity Extension, Interest Rate Reduction, and Significant Payment Delay
Commercial real estate	1	$11,028	0.16%
Loan was given a maturity extension of 8 months, a reduction in their stated interest rate of 1%, and a pause in principal amortization during the term of the maturity extension. The financial effect was deemed "de minimis".

Total	10	$95,913

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial	2	$7,216	0.18%	One loan was given a 12 month maturity extension to assist the borrower and another loan was given a 5 month maturity extension. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Significant Payment Delays:
Commercial	4	$2,246	0.06%	These loans were given 6 month maturity extensions and 6 months of interest-only payments.
Total	6	$9,462

	Nine Months Ended September 30, 2026
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial real estate	3	854	0.01%	Loans were given maturity extensions between 2 & 5 years. Financial effect was deemed "de minimis".
Construction	1	15,000	3.56%	Loan was given a 1 year maturity extension. The financial effect was deemed "de minimis".
Commercial	8	$33,148	1.09%	Loans were given maturity extensions between 5 months and 2 years. The financial effect was deemed "de minimis".
Equipment financing	1	35	—%	Loan maturity was extended 12 months with step payment. The financial effect was deemed "de minimis".
Interest Rate Reduction:
Commercial real estate	1	750	0.01%	Loan was given reduction in stated interest rate of 4.25%. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	6	53,867	0.76%
Three loans were given payment deferrals for 6 months, 2 loans were given interest only payments for 1 and 2 years, respectfully and 1 loan was given a principal deferment until maturity. The financial effect was deemed "de minimis".

Multi-family mortgage	2	1,181	0.05%	Loans were given a 6 month forbearance modification and an interest deferral until maturity, respectively. The financial effect was deemed "de minimis".
Commercial	3	1,245	0.04%	Loans were given 6 month payment deferments. The financial effect was deemed "de minimis".

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Combination - Maturity Extension and Significant Payment Delays:
Equipment financing	5	2,164	0.22%
One loan received an 8 month deferment and an 8 month maturity extension and the other 4 loans have received multiple modifications totaling 9 months of deferrals and a 9 month maturity extension. The financial effect was deemed "de minimis".

Home Equity	1	160	0.02%	Loan was given a 6 month interest deferral, and a 5 year interest only term, followed by a 25 year amortization period. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Interest Rate Reduction:
Equipment financing	2	920	0.09%	Loans were given a 33 month extension with a 2% rate reduction and a 15 month extension with a 2.5% rate reduction, respectively. The financial effect was deemed "de minimis."
Combination - Significant Payment Delay and Interest Rate Reduction:
Commercial real estate	1	2,907	0.04%	Loan was given 3 month deferral, and reductions in their stated interest rates of 1.89%. The financial effect was deemed "de minimis".
Combination - Maturity Extension, Interest Rate Reduction and Significant Payment Delay:
Commercial real estate	2	$40,271	0.57%	Loans were given maturity extensions of 8 and 17 months, reductions in pay rates, and deferrals of principal payments. The financial effect was deemed "de minimis".
Total	36	$152,502

	Nine Months Ended September 30, 2025
	Number of Loans	Amortized Cost	% of Total Class of Loans and Leases	Financial Effect
		(In thousands)
Maturity Extension:
Commercial	6	$8,710	0.22%	Loans were given multi-month extensions up to 15 months to assist the borrowers. The financial effect was deemed "de minimis".
Significant Payment Delays:
Commercial real estate	1	$3,827	0.04%	This loan was given principal payments deferrals for 12 months. The financial effect was deemed "de minimis."
Combination - Maturity Extension and Significant Payment Delays:
Commercial	4	2,246	0.06%	These loans were given 6 months maturity extensions and 6 months of interest-only payments. The financial effect was deemed "de minimis".
Combination - Maturity Extension and Interest Rate Reduction:
Commercial	2	267	0.01%	These loans were given 36 month extensions, and reductions in their stated interest rates of 2.3%. The financial effect was deemed "de minimis."

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

Total	13	$15,050

The following tables present the aging analysis of loan modifications made to borrowers experiencing financial difficulty during the periods indicated.

	Nine Months Ended September 30, 2026
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$145,609		1,161	5,732	—

	Nine Months Ended September 30, 2025
	Current	30-60 Days Past Due	61-90 Days Past Due	90+ Days Past Due	Modified
	(In thousands)
Total Modifications	$14,132	$80	$—	$837	$—
(6) Goodwill and Other Intangible Assets
The following table sets forth the carrying value of goodwill and other intangible assets at the dates indicated:

	At September 30, 2026	At December 31, 2025
	(In Thousands)
Goodwill	$351,613	$241,222
Additions	5,745	110,391
Balance at end of period	357,358	351,613
Other intangible assets, net accumulated amortization:
Core deposits	153,098	176,280
Customer relationships intangible asset	11,682	13,282
Total other intangible assets	164,780	189,562
Total goodwill and other intangible assets	$522,138	$541,175
The addition of goodwill relates to final valuations performed during the measurement period associated with the Transaction.
The weighted-average amortization period for the intangible assets is 10.9 years.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
The estimated aggregate future amortization expense (in thousands) for other intangible assets for each of the next five years and thereafter is as follows:

Remainder of 2026	$7,724
Year ending:
2027	29,009
2028	25,512
2029	22,016
2030	18,519
2031	16,104
Thereafter	45,896
Total	$164,780
(7) Accumulated Other Comprehensive Income (Loss)
For the nine months ended September 30, 2026 and 2025, the Company’s accumulated OCI (loss) includes the following three components: (i) unrealized holding gains (losses) on investment securities available-for-sale; (ii) change in the fair value of cash flow hedges; and (iii) adjustment of accumulated obligation for postretirement benefits.

Changes in accumulated OCI (loss) by component, net of tax, were as follows for the periods indicated:

	Three Months Ended September 30, 2026
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2026	$(35,439)	$(29)	$539	$(34,929)

Other comprehensive income (loss)	(75,807)	(146)	—	(75,953)
Income tax benefit (expense)	19,256	40	—	19,296
Net Other comprehensive income (loss)	(56,551)	(106)	$—	(56,657)
Reclassification adjustment for (income) expense recognized in earnings	—	108	—	108
Balance at September 30, 2026	$(91,990)	$(27)	$539	$(91,478)

	Three Months Ended September 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at June 30, 2025	$(39,654)	$(436)	$712	$(39,378)

Other comprehensive income (loss)	10,173	(89)	—	10,084
Reclassification adjustment for (income) expense recognized in earnings	—	389	—	389
Balance at September 30, 2025	$(29,481)	$(136)	$712	$(28,905)

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2026
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2025	$(20,593)	$52	$539	$(20,002)

Other comprehensive income (loss)	(95,707)	(240)	—	(95,947)
Income tax benefit (expense)	24,310	66	—	24,376
Net Other comprehensive income (loss)	(71,397)	(174)	$—	(71,571)
Reclassification adjustment for (income) expense recognized in earnings	—	95	—	95
Balance at September 30, 2026	$(91,990)	$(27)	$539	$(91,478)

	Nine Months Ended September 30, 2025
	Investment Securities Available-for-Sale	Net Change in Fair Value of Cash Flow Hedges	Postretirement Benefits	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)
Balance at December 31, 2024	$(53,718)	$(1,323)	$2,159	$(52,882)

Other comprehensive income (loss)	24,237	6	(1,955)	22,288
Reclassification adjustment for (income) expense recognized in earnings	—	1,181	508	1,689
Balance at September 30, 2025	$(29,481)	$(136)	$712	$(28,905)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

At September 30, 2026
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$48,397	0.4	3.75%	3.66%	$(32)

At December 31, 2025
	Notional Amount	Average Maturity	Weighted Average Rate		Fair Value
			Current Rate Paid	Received Fixed Swap Rate
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on loans	$192,468	0.9	3.79%	3.47%	$7
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

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2026
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	284	$321,674	$335,357	$713,221	$470,338	$1,632,977	$3,473,567	$174,966
Pay fixed, receive variable	285	321,674	335,357	713,221	470,338	1,632,977	3,473,567	174,991
Risk participation-out agreements	76	56,911	34,123	197,946	55,679	352,527	697,186	210
Risk participation-in agreements	22	27,593	32,099	8,007	22,666	54,522	144,887	42

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	14	$11,468	$—	$—	$—	$—	$11,468	$98
Sells foreign currency, buys U.S. currency	14	11,414	—	—	—	—	11,414	569

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Notional Amount Maturing
	Number of Positions	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars In Thousands)
Loan level derivatives
Receive fixed, pay variable	308	$280,333	$427,625	$368,548	$699,796	$1,729,538	$3,505,840	$58,840
Pay fixed, receive variable	308	280,333	427,625	368,548	699,796	1,729,538	3,505,840	58,853
Risk participation-out agreements	87	41,361	65,257	37,270	155,480	371,466	670,834	532
Risk participation-in agreements	23	29,862	10,321	26,468	18,473	68,061	153,185	139

Foreign exchange contracts
Buys foreign currency, sells U.S. currency	9	$2,785	$—	$—	$—	$—	$2,785	$274
Sells foreign currency, buys U.S. currency	9	2,800	—	—	—	—	2,800	258

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Certain derivative agreements contain provisions that require the Company to post collateral if the derivative exposure exceeds a threshold amount. The Company posted collateral to dealer counterparties of $0.2 million in the normal course of business as of September 30, 2026, compare to $1.2 million as of December 31, 2025.
The tables below present the offsetting of derivatives and amounts subject to master netting agreements not offset in the unaudited consolidated balance sheet at the dates indicated.

	At September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$5	$—	$5	$—	$—	$5
Derivatives not designated as hedging instruments:
Loan level derivatives	$156,052	$—	$156,052	$—	$114,952	$41,100
Risk participation-out agreements	210	—	210	—	—	210
Foreign exchange contracts	569	—	569	—	—	569
Total	$156,836	$—	$156,836	$—	$114,952	$41,884

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$37	$—	$37	$—	$—	$37
Derivatives not designated as hedging instruments:
Loan level derivatives	$177,329	$—	$177,329	$—	$215	$177,114
Risk participation-in agreements	42	—	42	—	—	42
Foreign exchange contracts	98	—	98	—	—	98
Total	$177,506	$—	$177,506	$—	$215	$177,291

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	At December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
				Financial Instruments Pledged	Cash Collateral Pledged
	(In Thousands)
Asset derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$185	$—	$185	$—	$—	$185
Derivatives not designated as hedging instruments:
Loan level derivatives	$102,237	$—	$102,237	$—	$33,113	$69,124
Risk participation-out agreements	532	—	532	—	—	532
Foreign exchange contracts	274	—	274	—	—	274
Total	$103,228	$—	$103,228	$—	$33,113	$70,115

Liability derivatives
Derivatives designated as hedging instruments:
Interest rate derivatives	$179	$—	$179	$—	$—	$179
Derivatives not designated as hedging instruments:
Loan level derivatives	$115,937	$—	$115,937	$—	$1,180	$114,757
Risk participation-in agreements	139	—	139	—	—	139
Foreign exchange contracts	258	—	258	—	—	258
Total	$116,513	$—	$116,513	$—	$1,180	$115,333
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

	Fair Value
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(Dollars in Thousands)
Derivatives designated as hedges	$(32)	$(348)
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(28)	$(137)
Gain (loss) reclassified from OCI into interest income or interest expense (effective portion)	$(108)	$(1,593)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

(9) Stock Based Compensation
As of September 30, 2026, the Company had one active equity plan: the 2025 Plan. The 2025 Plan was approved by the Company's stockholders at the May 2025 special meeting of stockholders of Beacon Financial Corporation, formally known as Berkshire Hills Bancorp, Inc., in anticipation of the pending Transaction. The 2021 Plan was discontinued on August 31, 2025 as a result of the finalization of the Transaction. No further shares will be granted as awards under the 2021 Plan and all previously outstanding and invested awards under the 2021 Plan vested as a result of the finalization of the Transaction.
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
In addition, in 2025, one grant was awarded which was time-based shares awarded to employees that vest ratably over two years with one-half of such shares vesting on the first and second anniversary dates of the awards. As of September 30, 2026, one year remains unvested.
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
During the nine months ended September 30, 2026, 343,045 shares were issued and September 30, 2025, 218,503 shares were issued, upon satisfaction of required conditions of the Plan.
Total expense for the Plans was $1.8 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively. Total expense for the Plans was $4.0 million and $2.4 million for the nine months ended September 30, 2026 and 2025, respectfully.
(10) EPS

The following table is a reconciliation of basic EPS and diluted EPS:

	Three Months Ended
	September 30, 2026		September 30, 2025
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income	$61,182	$61,182	$(4,221)	$(4,221)

Denominator:
Weighted average shares outstanding	83,837,909	83,837,909	87,508,517	87,508,517
Effect of dilutive securities (1)	—	159,658	—	—
Adjusted weighted average shares outstanding	83,837,909	83,997,567	87,508,517	87,508,517

EPS	$0.73	$0.73	$(0.05)	$(0.05)
(1) As the Company was in a net loss position as of September 30, 2025, the effect of dilutive shares is not applicable. As of the three months ended September 30, 2025, the dilutive shares were 324,035.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Basic	Fully Diluted	Basic	Fully Diluted
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$171,825	$171,825	$36,905	$36,905

Denominator:
Weighted average shares outstanding	83,823,440	83,823,440	88,566,368	88,566,368
Effect of dilutive securities (1)	—	123,450	—	432,149
Adjusted weighted average shares outstanding	83,823,440	83,946,890	88,566,368	88,998,517

EPS	$2.05	$2.05	$0.42	$0.41

(11) Fair Value of Financial Instruments
A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring and non-recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. There were no changes in the valuation techniques used during the three and nine months ended September 30, 2026 and September 30, 2025.

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables set forth the carrying value of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	Carrying Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$309,133	$—	$309,133
GSE CMOs	—	673,629	—	673,629
GSE MBSs	—	300,461	—	300,461
Municipal obligations	—	185,585	12,005	197,590
Corporate debt obligations	—	18,145	2,214	20,359
U.S. Treasury bonds	—	454,857	—	454,857
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,942,310	$14,219	$1,956,529
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$5	$—	$5
Derivatives not designated as hedging instruments:
Loan level derivatives	—	156,052	—	156,052
Risk participation-out agreements	—	210	—	210
Foreign exchange contracts	—	569	—	569
Liabilities:
Derivatives designated as hedging instruments:
Interest rate derivatives	$—	$37	$—	$37
Derivatives not designated as hedging instruments:
Loan level derivatives	—	177,329	—	177,329
Risk participation-in agreements	—	42	—	42
Foreign exchange contracts	—	98	—	98

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets:
Investment securities available-for-sale:
GSE debentures	$—	$173,677	$—	$173,677
GSE CMOs	—	496,570	—	496,570
GSE MBSs	—	325,745	—	325,745
Municipal obligations	—	221,604	18,612	240,216
Corporate debt obligations	—	36,667	3,356	40,023
U.S. Treasury bonds	—	412,037	—	412,037
Foreign government obligations	—	500	—	500
Total investment securities available-for-sale	$—	$1,666,800	$21,968	$1,688,768
Assets:
Derivatives designated as hedging instruments:
Interest rate derivatives	—	185	—	185
Loan level derivatives	—	102,237	—	102,237
Risk participation-out agreements	—	532	—	532
Foreign exchange contracts	—	274	—	274
Liabilities:
Interest rate derivatives	$—	$179	$—	$179
Loan level derivatives	—	115,937	—	115,937
Risk participation-in agreements	—	139	—	139
Foreign exchange contracts	—	258	—	258
Investment Securities Available-for-Sale and Equity Securities
The fair value of investment securities is based principally on market prices and dealer quotes received from third-party and nationally-recognized pricing services for identical investment securities such as U.S. Treasury and agency securities. These prices are validated by comparing the primary pricing source with an alternative pricing source when available. When quoted market prices for identical securities are unavailable, the Company uses market prices provided by independent pricing services based on recent trading activity and other observable information, including but not limited to market interest-rate curves, referenced credit spreads and estimated prepayment speeds, where applicable. These investments include GSE debentures, GSE mortgage-related securities, SBA commercial loan asset backed securities, corporate debt securities, municipal obligations and U.S. Treasury bonds, all of which are included in Level 2. As of September 30, 2026, certain corporate debt securities and municipal obligations were valued using pricing models included in Level 3.
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
There were no transfers between levels for assets and liabilities recorded at fair value on a recurring basis at September 30, 2026 and December 31, 2025, respectively.
The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information About Level 3 Fair Value Measurements - Recurring Basis
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
(In Thousands)
September 30, 2026
Assets
Municipal obligations	$12,005	Discounted Cash Flow	Discount Rate from Bloomberg BVAL	0.0%-4.70%	3.18%
Corporate debt obligations	2,214	Observable Bids	Discount Rate from Bloomberg BVAL	5.91%-6.48%	6.09%
The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities - Recurring Basis
	Nine Months Ended September 30, 2026
	(In Thousands)
	Municipal obligations	Corporate debt obligations
Beginning balance	$18,612	$3,356
Purchases	967	—
Unrealized gains (losses) included in comprehensive income	(614)	(376)
Transfers in	—	5
Transfers out	—	—
Sales	—	—
Maturities, calls, and paydowns	(6,960)	(771)
Ending balance	$12,005	$2,214

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below at the dated indicated:

	Carrying Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$95,201	$95,201
OREO	—	—	70	70
Repossessed assets	—	2,435	—	2,435
Total assets measured at fair value on a non-recurring basis	$—	$2,435	$95,271	$97,706

	Carrying Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In Thousands)
Assets measured at fair value on a non-recurring basis:
Collateral-dependent impaired loans and leases	$—	$—	$112,142	$112,142
Repossessed assets	—	2,591	—	2,591
Total assets measured at fair value on a non-recurring basis	$—	$2,591	$112,142	$114,733
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

	Fair Value		Valuation Technique
	At September 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Collateral-dependent impaired loans and leases	$95,201	$112,142	Appraisal of collateral (1)
Other real estate owned	70	—	Appraisal of collateral (1)
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Summary of Estimated Fair Values of Financial Instruments
The following table presents the carrying amount, estimated fair value, and placement in the fair value hierarchy of the Company's financial instruments at the dates indicated. This table excludes financial instruments for which the carrying amount approximates fair value. Financial assets for which the fair value approximates carrying value include cash and cash equivalents, restricted equity securities, and accrued interest receivable. Financial liabilities for which the fair value approximates carrying value include non-maturity deposits, short-term borrowings, and accrued interest payable. There were no transfers between levels during the nine months ended September 30, 2026.

			Fair Value Measurements at September 30, 2026
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,419,228	$17,123,912	$—	$—	$17,123,912
Financial liabilities:
Certificates of deposits and brokered deposits	4,443,366	4,431,811	—	4,431,811	—
Borrowed funds	775,473	774,512	—	774,512	—

			Fair Value Measurements at December 31, 2025
	Carrying Value	Estimated Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
	(In Thousands)
Financial assets:
Loans and leases, net	$17,776,713	$17,672,269	$—	$—	$17,672,269
Financial liabilities:
Certificates of deposits and brokered deposits	4,566,899	4,566,386	—	4,566,386	—
Borrowed funds	788,360	796,543	—	796,543	—
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

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
Financial instruments with off-balance-sheet risk at the dates indicated follow:

	At September 30, 2026	At December 31, 2025
	(In Thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to originate loans and leases:
Commercial real estate	$157,645	$99,457
Commercial	277,488	137,923
Residential mortgage	11,154	23,115
Home equity	33,517	9,022
Unadvanced portion of loans and leases	2,513,262	2,483,239
Unused lines of credit:
Home equity	1,188,358	1,175,702
Other consumer	250,600	148,358
Other commercial	—	—
Unused letters of credit:
Financial standby letters of credit	5,447	10,440
Performance standby letters of credit	45,389	25,025
Commercial and similar letters of credit	2,671	58,074
Interest rate derivatives (Notional principal amounts):	48,397	192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	3,473,567	3,505,840
Pay fixed, receive variable	3,473,567	3,505,840
Risk participation-out agreements	697,186	670,834
Risk participation-in agreements	144,887	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	11,468	2,785
Sells foreign currency, buys U.S. currency	11,414	2,800
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

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(In Thousands)
The components of lease expense was as follows:
Operating lease cost	$13,920	$6,712

Supplemental cash flow information related to leases was as follows:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$13,743	$7,685
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases assets	$2,397	$45,516
Operating leases liabilities	2,397	51,838

	At September 30, 2026	At December 31, 2025
	(In Thousands)
Supplemental balance sheet information related to leases was as follows:
Operating Leases
Operating lease right-of-use assets	$80,249	$82,817
Operating lease liabilities	87,961	90,713

Weighted Average Remaining Lease Term
Operating leases	8.26	7.95

Weighted Average Discount Rate
Operating leases	4.2%	4.2%

BEACON FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements (Continued)
A summary of future minimum rental payments under such leases at the dates indicated follows:

Minimum Rental Payments
September 30, 2026
(In Thousands)

Remainder of 2026	$5,000
Year ending:
2027	18,150
2028	15,396
2029	12,836
2030	10,710
Thereafter	42,086
Total	$104,178
Less imputed interest	(16,217)
Present value of lease liability	$87,961
Certain leases contain escalation clauses for real estate taxes and other expenditures, which are not included above. The total real estate taxes were $3.7 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively. Total other expenditures were $5.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. Total rental expense was $13.9 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively. Total rental expense was $4.6 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively.
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
As of September 30, 2026 and December 31, 2025, the carrying value of all tax equity investments was $62.7 million and $71.4 million, respectively, and were included in other assets on the Unaudited Consolidated Balance Sheets.
The carrying value of the investments accounted for under the proportional amortization method ("PAM") on September 30, 2026 included $9.4 million of delayed equity contributions described in the chart below.
As of September 30, 2026, the Company's delayed equity contributions were estimated to be paid as follows:

Year Ending December 31,	Delayed Equity Contributions
(In Thousands)
2026	$4,553
2027	4,569
2028	18
Thereafter	237
Total delayed equity contributions	$9,377
The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with the tax credit investments accounted for under the PAM.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Benefit (expense) included in provision for income taxes
Amortization of tax credit investments	$(2,074)	$(852)	$(6,221)	$(3,025)
Tax credit and other tax benefit (expense)	2,761	2,163	8,282	4,869
Net benefit (expense) included in provision for income taxes	$687	$1,311	$2,061	$1,844
There was no material non-income tax related expense associated with these investments recorded outside of income tax expense for the three and nine months ended September 30, 2026 and 2025. There were no impairment losses recorded on tax equity investments during the three and nine months ended September 30, 2026 and 2025.

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

As the interest rate environment resets to a more normal, upward-sloping yield curve with shorter-term interest rates lower than longer term interest rates, management expects the net interest margin to increase modestly. This is due to loan yields repricing higher more quickly than deposit funding costs, as well as the accretions from the purchase accounting marks. If both short- and long-term interest rates increase, net interest income models, using a projected flat balance sheet with stable deposit balances, forecast that a parallel increase in rates will have a positive impact on the Company's net interest income, net interest spread, and net interest margin. While the Company's current deposit sensitivity rate is approximately 45%, an asset sensitive balance sheet could have additional pressure on interest margins in a falling rate environment.

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
Executive Overview
Balance Sheet
Total assets decreased $1.3 billion, or 7.7% on an annualized basis, to $21.9 billion as of September 30, 2026 from $23.2 billion as of December 31, 2025. The decrease was primarily driven by a decline in payroll deposits.
Cash and cash equivalents decreased $1.3 billion, or 83.0% on an annualized basis, to $0.8 billion as of September 30, 2026 from $2.0 billion as of December 31, 2025. The decrease was primarily due to a decline in payroll deposits.
Total investment securities increased $267.8 million, or 21.1% on an annualized basis, to $2.0 billion as of September 30, 2026 from $1.7 billion as of December 31, 2025.
Cash, cash equivalents and available for sale investment securities decreased $1.0 billion, or 35.8% on an annualized basis, to $2.7 billion as of September 30, 2026 from $3.7 billion as of December 31, 2025. This decreased the Company's on balance sheet liquidity from 16.1% of total assets as of December 31, 2025 to 12.5% of total assets as of September 30, 2026.
Total loans and leases decreased $377.1 million, or 2.8% on an annualized basis, to $17.7 billion as of September 30, 2026 from $18.0 billion as of December 31, 2025. The Company's commercial loan portfolios, which are composed of commercial real estate loans and commercial loans and leases, represented 78.0% of total loans and leases as of September 30, 2026 and represented 77.4% of total loans and leases as of December 31, 2025.
Total deposits decreased $1.3 billion, or 9.1% on an annualized basis, to $18.2 billion as of September 30, 2026 from $19.5 billion as of December 31, 2025, consisting of a $993.3 million decrease in payroll deposits, a $303.2 million decrease in customer deposits, and a $35.6 million decrease in brokered deposits. Core deposits, which include demand checking, NOW, non-payroll money market and savings accounts, totaled $12.9 billion, or 70.7% of total deposits, as of September 30, 2026, a decrease of $215.3 million from $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Payroll deposits totaled $0.9 billion, or 4.9% of total deposits as of September 30, 2026, a decrease of $993.3 million, or 70.5% on an annualized basis, from $1.9 billion, or 9.6% of total deposits as of December 31, 2025. Certificate of deposit balances totaled $4.1 billion, or 22.4% of total deposits as of September 30, 2026, a decrease of $87.9 million, or 2.8% on an annualized basis, from $4.2 billion, or 21.3% of total deposits as of December 31, 2025. Brokered deposits totaled $374.7 million, or 2.1% of total deposits as of September 30, 2026, a decrease of $35.6 million, or 11.6% on an annualized basis, from $410.4 million, or 2.1% of total deposits as of December 31, 2025.
Total borrowed funds decreased $12.9 million, or 2.2% on an annualized basis, to $775.5 million as of September 30, 2026 from $788.4 million as of December 31, 2025.
Asset Quality
Nonperforming assets as of September 30, 2026 totaled $163.1 million, or 0.75% of total assets, compared to $116.7 million, or 0.50% of total assets, as of December 31, 2025. Net charge-offs for the three months ended September 30, 2026 were $13.5 million, or 0.30% of average loans and leases on an annualized basis, compared to $15.9 million, or 0.51% of average loans and leases on an annualized basis, for the three months ended September 30, 2025.
The ratio of the allowance for loan and lease losses to total loans and leases was 1.32% as of September 30, 2026, compared to 1.40% as of December 31, 2025.
The ratio of the allowance for loan and lease losses to nonaccrual loans and leases was 145.24% as of September 30, 2026, compared to 221.49% as of December 31, 2025.

Capital Strength
The Company is a "well-capitalized" bank holding company as defined in the FRB's Regulation Y. The Company's common equity Tier 1 capital ratio was 11.86% as of September 30, 2026, compared to 10.95% as of December 31, 2025. The Company's Tier 1 leverage ratio was 9.99% as of September 30, 2026, compared to 9.25% as of December 31, 2025. As of September 30, 2026, the Company's Tier 1 risk-based capital ratio was 12.03%, compared to 11.12% as of December 31, 2025. The Company's Total risk-based capital ratio was 14.64% as of September 30, 2026, compared to 13.01% as of December 31, 2025.
The Company's ratio of stockholders' equity to total assets was 11.52% and 10.75% as of September 30, 2026 and December 31, 2025, respectively. The Company's ratio of tangible stockholders' equity to tangible assets (non-GAAP) was 9.35% and 8.62% as of September 30, 2026 and December 31, 2025, respectively.
Net Income (Loss)
For the three months ended September 30, 2026, the Company reported net income of $61.2 million, or $0.73 per basic and diluted share, an increase of $65.4 million, from a net loss of $(4.2) million, or $(0.05) per basic and diluted share, for the three months ended September 30, 2025. This increase in net income is primarily the result of an increase in net interest income of $68.3 million, an increase in non-interest income of $13.7 million, and a decrease in provision for credit losses on loans of $11.4 million, partially offset by an increase in the provision for income taxes of $24.5 million and an increase of $3.4 million in non-interest expense. The net loss for three months ended September 30, 2025 was driven by one-time costs of $54.3 million, pre-tax, due to the Merger. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to“Results of Operations" below for further discussion.
For the nine months ended September 30, 2026, the Company reported net income of $171.8 million, or $2.05 per basic and diluted share, an increase of $134.9 million, from $36.9 million, or $0.42 per basic share and $0.41 per diluted share for the nine months ended September 30, 2025. This increase in net income is primarily the result of an increase in net interest income of $277.8 million and an increase in non-interest income of $52.0 million, and a decrease in provision for credit losses of 11.5 million, partially offset by an increase in non-interest expense of $153.4 million and an increase in the provision for income taxes of $52.9 million. Refer to "Non-GAAP Financial Measures and Reconciliation to GAAP" for operating earnings measures. Refer to “Results of Operations" below for further discussion.
The annualized return on average assets was 1.11% for the three months ended September 30, 2026, compared to (0.11)% for the three months ended September 30, 2025. The annualized return on average stockholders' equity was 9.55% for the three months ended September 30, 2026, compared to (1.01)% for the three months ended September 30, 2025.
The net interest margin was 3.85% for the three months ended September 30, 2026, up from 3.62% for the three months ended September 30, 2025. The increase in the net interest margin was a result of a decrease of 42 basis points in the Company's cost of interest-bearing liabilities to 2.64% for the three months ended September 30, 2026 from 3.06% for the three months ended September 30, 2025, partially offset by a decrease in the yield on interest-earning assets of 13 basis points to 5.87% for the three months ended September 30, 2026 from 6.00% for the three months ended September 30, 2025.
The net interest margin was 3.82% for the nine months ended September 30, 2026, up from 3.41% for the nine months ended September 30, 2025. The increase in the net interest margin is a result of a decrease of 51 basis points in the Company's cost of interest bearing liabilities to 2.65% for the nine months ended September 30, 2026 from 3.16% for the nine months ended September 30, 2025, partially offset by a decrease in the yield on interest-earning assets of 3 basis points to 5.78% for the nine months ended September 30, 2026 from 5.81% for the nine months ended September 30, 2025.
The Company’s net interest margin and net interest income are sensitive to the structure and level of interest rates as well as competitive pricing in all loan and deposit categories.
Critical Accounting Policies and Estimates
The SEC defines “critical accounting policies” as those involving significant judgments and difficult or complex assumptions by management, often as a result of the need to make estimates about matters that are inherently uncertain or variable, which have, or could have, a material impact on the carrying value of certain assets or net income. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, management has identified the determination of the ACL and business combinations as the Company’s most critical accounting policies.

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

The following table reconciles the Company’s operating earnings, operating return on average assets and operating return on average stockholders’ equity for the periods indicated:

	At and for the Three Months Ended September 30,		At and for the Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Reported Pretax Income	$81,530	$(8,401)	$234,500	$46,675
Less:
Gain/(loss) - other (1)	542	—	542	—
Add:
Merger Day 1 CECL provision	—	8,415	—	8,415
Merger and restructuring expense (2)	5,101	45,863	18,126	47,273
Operating Pretax Income	86,089	45,877	252,084	102,363
Effective tax rate	24.9%	25.9%	25.5%	25.9%
Provision for income taxes	21,436	11,864	64,281	26,471
Operating earnings after tax	$64,653	$34,013	$187,803	$75,892

Operating earnings per common share:
Basic	$0.77	$0.39	$2.24	$0.86
Diluted	$0.77	$0.39	2.24	0.85
_______________________________________________________________________________

(1) Driven by the sale of three buildings.
(2) For the three months and nine months ended September 30, 2026 and 2025, merger and restructuring expense was related to the Transaction.

The following tables reconcile the Company’s return on average tangible assets and return on average tangible stockholders’ equity for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Operating earnings	$64,653	$64,426	$58,388	$66,402	$34,013

Average total assets	$22,044,858	$22,040,684	$22,135,857	$22,644,481	$15,210,080
Less: Average goodwill and average identified intangible assets, net	526,015	532,255	536,900	546,276	353,189
Average tangible assets	$21,518,843	$21,508,429	$21,598,957	$22,098,205	$14,856,891

Return on average assets*	1.11%	1.17%	0.84%	0.94%	(0.11)%
Less:
Gain/(Loss) - Other (after-tax)*	0.01%	—%	—%	—%	—%
Add:
Merger Day 1 CECL provision (after-tax)*	—%	—%	—%	—%	0.16%
Merger and restructuring expense (after-tax)*	0.07%	—%	0.17%	0.19%	0.89%
Operating return on average assets*	1.17%	1.17%	1.01%	1.13%	0.94%

Return on average tangible assets*	1.14%	1.20%	0.86%	0.97%	(0.11)%
Less:
Gain/(Loss) - Other (after-tax)*	0.01%	—%	—%	—%	—%

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)

Add:
Merger Day 1 CECL provision (after-tax)*	—%	—%	—%	—%	0.17%
Merger and restructuring expense (after-tax)*	0.07%	—%	0.18%	0.19%	0.92%
Operating return on average tangible assets*	1.20%	1.20%	1.04%	1.16%	0.98%

Average total stockholders' equity	$2,561,804	$2,539,603	$2,523,986	$2,453,480	$1,678,208
Less: Average goodwill and average identified intangible assets, net	526,015	532,255	536,900	546,276	353,189
Average tangible stockholders' equity	$2,035,789	$2,007,348	$1,987,086	$1,907,204	$1,325,019

Return on average stockholders' equity*	9.55%	10.15%	7.32%	8.70%	(1.01)%
Less:
Gain/(Loss) - Other (after-tax)*	0.06%	—%	—%	—%	—%
Add:
Merger Day 1 CECL provision (after-tax)*	—%	—%	—%	—%	1.49%
Merger and restructuring expense (after-tax)*	0.60%	—%	1.53%	1.74%	8.10%
Operating return on average stockholders' equity*	10.09%	10.15%	8.85%	10.44%	8.58%

Return on average tangible stockholders' equity*	12.02%	12.84%	9.30%	11.19%	(1.27)%
Less:
Gain/(Loss) - Other (after-tax)*	0.08%	—%	—%	—%	—%
Add:
Merger Day 1 CECL provision (after-tax)*	—%	—%	—%	—%	1.88%
Merger and restructuring expense (after-tax)*	0.75%	—%	1.94%	2.24%	10.26%

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Operating return on average tangible stockholders' equity*	12.69%	12.84%	11.24%	13.44%	10.87%
*Ratios at and for the three months ended are annualized.

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Net (loss) income, as reported	$61,182	$64,426	$46,217	$53,366	$(4,221)

Average total assets	$22,044,858	$22,040,684	$22,135,857	$22,644,481	$15,210,080
Less: Average goodwill and average identified intangible assets, net	526,015	532,255	536,900	546,276	353,189
Average tangible assets	$21,518,843	$21,508,429	$21,598,957	$22,098,205	$14,856,891

Return on average tangible assets (annualized)	1.14%	1.20%	0.86%	0.97%	(0.11)%

Average total stockholders' equity	$2,561,804	$2,539,603	$2,523,986	$2,453,480	$1,678,208
Less: Average goodwill and average identified intangible assets, net	526,015	532,255	536,900	546,276	353,189
Average tangible stockholders' equity	$2,035,789	$2,007,348	$1,987,086	$1,907,204	$1,325,019

Return on average tangible stockholders' equity (annualized)	12.02%	12.84%	9.30%	11.19%	(1.27)%

The following table reconciles the Company's tangible equity ratio for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Total stockholders' equity	$2,519,589	$2,539,796	$2,504,781	$2,496,061	$2,461,015
Less: Goodwill and identified intangible assets, net	522,138	530,264	536,503	541,175	551,810
Tangible stockholders' equity	$1,997,451	$2,009,532	$1,968,278	$1,954,886	$1,909,205

Total assets	$21,875,584	$22,250,964	$22,227,616	$23,220,372	$22,867,458
Less: Goodwill and identified intangible assets, net	522,138	530,264	536,503	541,175	551,810
Tangible assets	$21,353,446	$21,720,700	$21,691,113	$22,679,197	$22,315,648

Tangible stockholders' equity to tangible assets	9.35%	9.25%	9.07%	8.62%	8.56%

The following table reconciles the Company's tangible book value per share for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Tangible stockholders' equity	$1,997,451	$2,009,532	$1,968,278	$1,954,886	$1,909,205

Common shares issued	89,576,403	89,576,403	89,576,403	89,576,403	89,576,403
Less:
Treasury shares	5,254,101	5,211,670	5,548,772	5,545,511	5,449,039
Unvested restricted stock	439,292	548,647	211,545	214,806	218,503
Common shares outstanding	83,883,010	83,816,086	83,816,086	83,816,086	83,908,861

Tangible book value per share	$23.81	$23.98	$23.48	$23.32	$22.75

The following table reconciles the Company's dividend payout ratio for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in Thousands)
Dividends paid	$27,031	$27,031	$27,034	$27,031	$12,029

Net income, as reported	$61,182	$64,426	$46,217	$53,366	$(4,221)

Dividend payout ratio	44.18%	41.96%	58.49%	50.65%	(284.98)%

Financial Condition
Loans and Leases
The following table summarizes the Company's portfolio of loan and lease receivables as of the dates indicated:

	At September 30, 2026		At December 31, 2025
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in Thousands)
Commercial real estate loans:
Commercial real estate	$7,099,618	40.2%	$7,235,397	40.1%
Multi-family mortgage	2,189,063	12.4%	2,155,980	12.0%
Construction	421,527	2.4%	620,717	3.4%
Total commercial real estate loans	9,710,208	55.0%	10,012,094	55.5%
Commercial loans and leases:
Commercial	3,049,984	17.3%	2,784,152	15.4%
Equipment financing	1,000,805	5.7%	1,163,211	6.5%
Total commercial loans and leases	4,050,789	23.0%	3,947,363	21.9%
Consumer loans:
Residential mortgage	3,097,142	17.5%	3,233,425	17.9%
Home equity	668,241	3.8%	695,307	3.9%
Other consumer	126,036	0.7%	141,363	0.8%
Total consumer loans	3,891,419	22.0%	4,070,095	22.6%
Total loans and leases	17,652,416	100.0%	18,029,552	100.0%
Allowance for loan and lease losses	(233,188)		(252,839)
Net loans and leases	$17,419,228		$17,776,713

The following table sets forth the growth in the Company’s loan and lease portfolios during the nine months ended September 30, 2026:

	At September 30, 2026	At December 31, 2025	Dollar Change	Percent Change (Annualized)
	(Dollars in Thousands)
Commercial real estate	$9,710,208	$10,012,094	$(301,886)	(4.0)%
Commercial	4,050,789	3,947,363	103,426	3.5%
Consumer	3,891,419	4,070,095	(178,676)	(5.9)%
Total loans and leases	$17,652,416	$18,029,552	$(377,136)	(4.2)%
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
The Company's current policy is that a total credit exposure to one obligor relationship may not exceed $90.0 million unless approved by the Company's Credit Committee. As of September 30, 2026, there was one borrower with loans and commitments over $90.0 million. The total of those loans and commitments was $95.0 million, or 0.54% of total loans and commitments, as of September 30, 2026. As of December 31, 2025, there was one borrower with loans and commitments over

$90.0 million. The total of those loans and commitments was $94.9 million, or 0.8% of total loans and commitments, as of December 31, 2025.
The Company has written underwriting policies to control the inherent risks in loan origination. The policies address approval limits, loan-to-value ratios, appraisal requirements, debt service coverage ratios, loan concentration limits and other matters relevant to loan underwriting.
Commercial Real Estate Loans
The commercial real estate portfolio is composed of commercial real estate loans, multi-family mortgage loans, and construction loans and is the largest component of the Company's overall loan portfolio, representing 55.0% of total loans and leases outstanding as of September 30, 2026.
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
The Company's commercial real estate portfolio is composed primarily of loans secured by multi-family buildings ($2.7 billion), retail stores ($1.9 billion), industrial properties ($1.7 billion), office buildings ($1.1 billion), and lodging services ($586.6 million) as of September 30, 2026.
The following table presents the percentage of the Company's commercial real estate loan portfolio by borrower type that is owner and non-owner occupied as of September 30, 2026.

	At September 30, 2026
	Owner Occupied	Non-Owner Occupied	Total
Borrower type:
Multi-family buildings	—%	27.9%	27.9%
Retail stores	5.0%	15.1%	20.1%
Industrial properties	5.4%	11.8%	17.2%
Office buildings	1.1%	10.5%	11.6%
Lodging services	0.5%	5.6%	6.1%
Other	5.3%	11.8%	17.1%
Total	17.3%	82.7%	100.0%
The following table presents the percentage of the Company's commercial real estate loan portfolio by geographic concentration that is owner and non-owner occupied as of September 30, 2026.

	At September 30, 2026
	Owner Occupied	Non-Owner Occupied	Total
Geographic concentration:
New England	9.7%	49.0%	58.7%
New York	2.7%	12.0%	14.7%
Other	4.9%	21.7%	26.6%
Total	17.3%	82.7%	100.0%
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
Commercial Loans
The Company's commercial loan and lease portfolio is composed of commercial loans & equipment financing loans and leases, which represented 23.0% of total loans outstanding as of September 30, 2026.
The Company's commercial loan and lease portfolio is composed primarily of loans and leases to small to medium sized businesses ($1.4 billion), food services ($509.1 million), rental and leasing services ($402.2 million), manufacturing ($326.0 million), retail ($217.2 million), transportation services ($142.3 million), and recreation services ($124.8 million) as of September 30, 2026.
The following table presents the percentage of the Company's commercial loan portfolio by geographic concentration as of September 30, 2026.

At September 30, 2026
Total
Geographic concentration:
New England	51.7%
New York	14.3%
Other	34.0%
Total	100.0%
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
Consumer Loans
The consumer loan portfolio, which is composed of residential mortgage loans, home equity loans and lines of credit, and other consumer loans, represented 22.0% of total loans outstanding as of September 30, 2026. The Company focuses its mortgage and home equity lending on existing and new customers within its branch networks.
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
Other consumer loans have historically been a modest part of the Company's loan originations. As of September 30, 2026, other consumer loans equaled $126.0 million, or 0.7% of total loans outstanding.
Asset Quality
Criticized and Classified Assets
The Company's management rates certain loans and leases as OAEM, "substandard" or "doubtful" based on criteria established under banking regulations. These loans and leases are collectively referred to as "criticized" assets. Loans and leases rated OAEM have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects of the loan or lease at some future date. Loans and leases rated as substandard are inadequately protected by the payment capacity of the obligor or of the collateral pledged, if any. Substandard loans and leases have a well-defined weakness or weaknesses that jeopardize the liquidation of debt and are characterized by the distinct possibility that the Company will sustain some loss if existing deficiencies are not corrected. Loans and leases rated as doubtful have well-defined weaknesses that jeopardize the orderly liquidation of debt and partial loss of principal is likely. As of September 30, 2026, the Company had $762.8 million of total assets that were designated as criticized. This compares to $683.7 million of assets designated as criticized as of December 31, 2025. The increase of $79.1 million in criticized assets was primarily driven by downgrades in four loans in our commercial real estate portfolio.
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
As of September 30, 2026, the Company had nonperforming assets of $163.1 million, representing 0.75% of total assets, compared to nonperforming assets of $116.7 million, or 0.50% of total assets as of December 31, 2025. The increase of $46.3 million in nonperforming assets during the nine months ended September 30, 2026 was primarily driven by increases in nonperforming commercial real estate, multi-family and commercial loans.
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
Past Due and Accruing
As of September 30, 2026, the Company had $27.8 million loans and leases greater than 90 days past due and accruing, compared to $37.8 million loans as of December 31, 2025.

The following table sets forth information regarding nonperforming assets for the periods indicated:

	At September 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Nonperforming loans and leases:
Nonaccrual loans and leases:
Commercial real estate	$77,443	$41,246
Multi-family mortgage	8,673	4,065
Total commercial real estate loans	86,116	45,311

Commercial	20,396	16,716
Equipment financing	44,862	42,718
Total commercial loans and leases	65,258	59,434

Residential mortgage	5,876	6,465
Home equity	2,954	2,811
Other consumer	350	135
Total consumer loans	9,180	9,411

Total nonaccrual loans and leases	160,554	114,156

Other real estate owned	70	—
Other repossessed assets	2,435	2,591
Total nonperforming assets	$163,059	$116,747

Loans and leases past due greater than 90 days and accruing	$27,849	$37,823
Total delinquent loans and leases 61-90 days past due	21,785	20,244

Total nonperforming loans and leases as a percentage of total loans and leases	0.91%	0.63%
Total nonperforming assets as a percentage of total assets	0.75%	0.50%
Total delinquent loans and leases 61-90 days past due as a percentage of total loans and leases	0.12%	0.11%
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
The Company’s allowance methodology provides a quantification of estimated losses in the portfolio. Under the current methodology, management estimates losses over the life of the loan using reasonable and supportable forecasts. Forecasts, loan data, and model documentation are extensively analyzed and reviewed throughout the quarter to ensure estimated losses are appropriate at quarter end. Qualitative adjustments are applied to account for risk factors not captured by the model. These adjustments are thoroughly reviewed and documented to provide clarity and a reasonable basis for any deviations from the model. For September 30, 2026, qualitative adjustments were applied to the commercial real estate, commercial, and consumer portfolios resulting in a net addition in total reserves compared to modeled calculations.
The following tables present the changes in the allowance for loan and lease losses by portfolio category for the three and nine months ended September 30, 2026 and 2025.

	At and for the Three Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2026	$147,085	$81,821	$9,283	$238,189
Charge-offs	(3,725)	(10,874)	(115)	(14,714)
Recoveries	294	786	164	1,244
Provision (credit) for loan and lease losses excluding unfunded commitments	13,235	(4,862)	96	8,469
Balance at September 30, 2026	$156,889	$66,871	$9,428	$233,188

Total loans and leases	$9,710,208	$4,050,789	$3,891,419	$17,652,416
Total allowance for loan and lease losses as a percentage of total loans and leases	1.62%	1.65%	0.24%	1.32%

	At and for the Three Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at June 30, 2025	$73,115	$46,469	$7,141	$126,725
Charge-offs	(926)	(15,694)	(42)	(16,662)
Recoveries	107	578	120	805
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses	5,040	6,637	(550)	11,127
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735

Total loans and leases	$10,247,090	$3,950,693	$4,107,596	$18,305,379
Total allowance for loan and lease losses as a percentage of total loans and leases	1.44%	2.03%	0.62%	1.39%

	At and for the Nine Months Ended September 30, 2026
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2025	$142,391	$86,490	$23,958	$252,839
Charge-offs	(18,630)	(26,866)	(451)	(45,947)
Recoveries	786	3,270	590	4,646
Provision (credit) for loan and lease losses excluding unfunded commitments	32,342	3,977	(14,669)	21,650
Balance at September 30, 2026	$156,889	$66,871	$9,428	$233,188

Total loans and leases	$9,710,208	$4,050,789	$3,891,419	$17,652,416
Total allowance for loan and lease losses as a percentage of total loans and leases	1.62%	1.65%	0.24%	1.32%

	At and for the Nine Months Ended September 30, 2025
	Commercial Real Estate	Commercial	Consumer	Total
	(In Thousands)
Balance at December 31, 2024	$74,171	$44,169	$6,743	$125,083
Charge-offs	(4,449)	(26,830)	(55)	(31,334)
Recoveries	107	2,427	220	2,754
Merger Day 1 allowance on non-PCD loans	31,820	17,891	17,518	67,229
Merger Day 1 allowance on PCD loans	38,744	24,294	1,473	64,511
Provision (credit) for loan and lease losses	7,507	18,224	(239)	25,492
Balance at September 30, 2025	$147,900	$80,175	$25,660	$253,735

Total loans and leases	$10,247,090	$3,950,693	$4,107,596	$18,305,379
Total allowance for loan and lease losses as a percentage of total loans and leases	1.44%	2.03%	0.62%	1.39%
At September 30, 2026, the allowance for loan and lease losses decreased to $233.2 million, or 1.32% of total loans and leases outstanding. This compared to an allowance for loan and lease losses of $252.8 million, or 1.40% of total loans and leases outstanding, as of December 31, 2025.
Net charge-offs on loans and leases for the three months ended September 30, 2026 and 2025 were $13.5 million and $15.9 million, respectively. As a percentage of average loans and leases, annualized net charge-offs for the three months ended September 30, 2026 and 2025 were 0.30% and 0.51%, respectively. The year over year decrease in net charge-offs was primarily due to decreases in net charge-offs of $5.0 million in commercial loans, offset by increases in net charge-offs of $2.6 million in commercial real estate loans.
As of September 30, 2026, the Company had $268.3 million loans and leases delinquent more than 30 days, compared to $176.2 million loans as of December 31, 2025. The increase of $92.1 million was primary driven by higher delinquencies in commercial real estate mortgage and commercial loans and leases.
The following table sets forth the Company's percent of allowance for loan and lease losses to the total allowance for loan and lease losses, and the percent of loans to total loans for each of the categories listed at the dates indicated.

	At September 30, 2026			At December 31, 2025
	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance in Each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)
Commercial real estate	$125,391	53.8%	40.2%	$109,525	43.3%	40.1%
Multi-family mortgage	22,002	9.4%	12.4%	22,168	8.8%	12.0%
Construction	9,496	4.1%	2.4%	10,698	4.2%	3.4%
Total commercial real estate loans	156,889	67.3%	55.0%	142,391	56.3%	55.5%
Commercial	30,643	13.1%	17.3%	53,651	21.2%	15.4%
Equipment financing	36,228	15.5%	5.7%	32,839	13.0%	6.5%
Total commercial loans	66,871	28.6%	23.0%	86,490	34.2%	21.9%
Residential mortgage	5,445	2.4%	17.5%	16,558	6.5%	17.9%
Home equity	3,319	1.4%	3.8%	4,980	2.0%	3.9%
Other consumer	664	0.3%	0.7%	2,420	1.0%	0.8%
Total consumer loans	9,428	4.1%	22.0%	23,958	9.5%	22.6%
Total	$233,188	100.0%	100.0%	$252,839	100.0%	100.0%
Management believes that the allowance for loan and lease losses as of September 30, 2026 is appropriate.

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
Cash, cash equivalents, and investment securities decreased $1.0 billion to $2.7 billion as of September 30, 2026, from $3.7 billion as of December 31, 2025. Cash, cash equivalents, and investment securities were 12.5% of total assets as of September 30, 2026, compared to 16.1% of total assets at December 31, 2025.
The following table sets forth certain information regarding the amortized cost and market value of the Company's investment securities at the dates indicated:

	At September 30, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Investment securities available-for-sale:
GSE debentures	$329,431	$309,133	$185,449	$173,677
GSE CMOs	715,061	673,629	500,446	496,570
GSE MBSs	326,274	300,461	334,476	325,745
Municipal obligations	211,087	197,590	231,924	240,216
Corporate debt obligations	19,981	20,359	39,209	40,023
U.S. Treasury bonds	477,249	454,857	424,214	412,037
Foreign government obligations	500	500	500	500
Total investment securities available-for-sale	$2,079,583	$1,956,529	$1,716,218	$1,688,768

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

Maturities, calls and principal repayments for investment securities available-for-sale totaled $267.7 million for the nine months ended September 30, 2026 compared to $98.9 million for the same period in 2025. For the nine months ended September 30, 2026, the Company did not sell any investment securities available-for-sale. For the nine months ended September 30, 2025, the Company sold investment securities available-for-sale resulting in proceeds of $176.3 million. For the nine months ended September 30, 2026, the Company purchased $615.9 million of investment securities available-for-sale, compared to $11.7 million for the same period in 2025.
As of September 30, 2026, the fair value of all investment securities available-for-sale was $2.0 billion with $123.1 million of net unrealized losses, compared to a fair value of $1.7 billion and net unrealized losses of $27.5 million as of December 31, 2025. As of September 30, 2026, $1.9 billion, or 95.4%, of the portfolio, had gross unrealized losses of $123.9 million. This compares to $552.9 million, or 32.7%, of the portfolio with gross unrealized losses of $44.7 million as of December 31, 2025. The Company's unrealized loss position increased in 2026 primarily due to an increase in current market rates.
Restricted Equity Securities
FHLB of Boston and FHLB of New York Stock—The Company invests in the stock of the FHLB of Boston and FHLB of New York as a requirement to borrow funds from the FHLB. As of September 30, 2026, the Company owned stock in the FHLBs with a carrying value of $21.6 million, a decrease of $7.8 million from $29.4 million as of December 31, 2025.
Federal Reserve Bank Stock—The Company invests in the stock of the Federal Reserve Bank of Boston and the Federal Reserve Bank of New York as a condition of the Bank's membership in the Federal Reserve System. As of September 30, 2026 the Company owned stock in the Federal Reserve Banks with a carrying value of $57.3 million, a decrease of $0.1 million from $57.4 million as of December 31, 2025.
Other Stock—The Company invests in a small number of other restricted equity securities. As of September 30, 2026, the Company owned stock in other restricted equity securities with a carrying value of $0.6 million, unchanged from December 31, 2025.
Deposits

The following table presents the Company's deposit mix at the dates indicated.

	At September 30, 2026			At December 31, 2025
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
	(Dollars in Thousands)
Non-interest-bearing deposits:
Demand checking accounts	$3,886,512	21.4%	—%	$4,032,529	20.7%	—%
Interest-bearing deposits:
NOW accounts	1,570,468	8.6%	0.88%	1,445,894	7.4%	0.88%
Savings accounts	3,045,425	16.7%	1.88%	2,954,029	15.1%	1.82%
Money market accounts	4,351,324	23.9%	2.45%	4,636,548	23.8%	2.62%
Payroll deposit accounts	885,465	4.9%	3.16%	1,878,758	9.6%	3.42%
Certificate of deposit accounts	4,068,649	22.4%	3.36%	4,156,540	21.3%	3.59%
Brokered deposit accounts	374,717	2.1%	4.00%	410,359	2.1%	4.13%
Total interest-bearing deposits	14,296,048	78.6%	2.50%	15,482,128	79.3%	2.60%
Total deposits	$18,182,560	100.0%	1.97%	$19,514,657	100.0%	2.06%

Total deposits decreased $1.3 billion to $18.2 billion as of September 30, 2026, compared to $19.5 billion as of December 31, 2025. Deposits as a percentage of total assets was 83.1% and 84.0% as of September 30, 2026 and December 31, 2025, respectively.
During the nine months ended September 30, 2026, Core deposits decreased $0.2 billion. The ratio of core deposits to total deposits increased to 70.7% as of September 30, 2026 from 67.0% as of December 31, 2025.
Payroll deposits totaled $0.9 billion as of September 30, 2026, compared to $1.9 billion as of December 31, 2025.
Certificate of deposit accounts were $4.1 billion as of September 30, 2026, compared to $4.2 billion as of December 31, 2025. Certificate of deposit accounts increased as a percentage of total deposits to 22.4% as of September 30, 2026 from 21.3% as of December 31, 2025.

Brokered deposits decreased $35.6 million to $374.7 million as of September 30, 2026, compared to $410.4 million as of December 31, 2025. Brokered deposits as a percentage of total deposits was 2.1% as of September 30, 2026 and December 31, 2025. Brokered deposits allow the Company to seek additional funding by attracting deposits from outside the Company's core market. The Company's investment policy limits the total amount of brokered deposits the Company may hold to 15% of total assets.

The following table sets forth the distribution of the average balances of the Company's deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on daily balances.

	Three Months Ended September 30,
	2026			2025
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$3,829,078	20.9%	—%	$2,414,119	19.6%	—%
NOW accounts	1,588,380	8.7%	0.88%	917,794	7.5%	0.77%
Savings accounts	3,044,938	16.6%	1.87%	2,201,808	17.9%	2.32%
Money market accounts	4,470,968	24.4%	2.42%	3,024,926	24.6%	3.82%
Total core deposits	12,933,364	70.6%	1.40%	8,558,647	69.6%	1.35%
Certificate of deposit accounts	4,075,397	22.2%	3.45%	2,607,493	21.2%	3.80%
Brokered deposit accounts	317,741	1.7%	4.05%	823,059	6.7%	4.42%
Payroll deposits	1,000,373	5.5%	3.06%	299,327	2.5%	4.03%
Total deposits	$18,326,875	100.0%	2.00%	$12,288,526	100.0%	2.35%

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Percent of Total Average Deposits	Weighted Average Rate	Average Balance	Percent of Total Average Deposits	Weighted Average Rate
	(Dollars in Thousands)
Core deposits:
Non-interest-bearing demand checking accounts	$3,836,271	20.9%	—%	$1,919,100	19.1%	—%
NOW accounts	1,539,776	8.4%	0.93%	729,035	7.3%	0.70%
Savings accounts	3,045,217	16.6%	1.84%	1,910,457	19.0%	2.36%
Money market accounts	4,458,404	24.2%	2.41%	2,471,457	24.5%	4.68%
Total core deposits	12,879,668	70.1%	1.38%	7,030,049	69.9%	1.16%
Certificate of deposit accounts	4,087,458	22.3%	3.50%	2,127,184	21.2%	3.96%
Brokered deposit accounts	266,394	1.6%	3.98%	779,717	7.9%	4.60%
Payroll deposits	1,108,962	6.0%	3.05%	99,776	1.0%	3.02%
Total deposits	$18,342,482	100.0%	1.99%	$10,036,726	100.0%	2.37%

As of September 30, 2026 and December 31, 2025, the Company had outstanding certificates of deposit of $250,000 or more, maturing as follows:

	At September 30, 2026		At December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
Maturity period:
Six months or less	$757,616	3.45%	$1,041,742	3.80%
Over six months through 12 months	530,318	3.77%	274,408	3.73%
Over 12 months	101,551	3.71%	82,779	3.49%
Total certificates of deposit of $250,000 or more	$1,389,485	3.59%	$1,398,929	3.77%
In accordance with the FDIC’s Call Report instructions, the Company reported uninsured deposits of $7.0 billion as of September 30, 2026 which includes approximately $698.8 million of internal operating deposit accounts. The Company participates in the IntraFi Network. This allows customers to seek increased FDIC insurance protection above the federally insured limit of $250,000. The Company had total IntraFi Network deposits as of September 30, 2026 of $1.1 billion which are excluded from our uninsured deposit total.
Borrowed Funds
The following table sets forth certain information regarding advances from the FHLB, subordinated debentures and notes and other borrowed funds for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in Thousands)
Borrowed funds:
Average balance outstanding	$797,192	$956,284	$832,324	$1,050,730
Maximum amount outstanding at any month-end during the period	868,559	1,080,516	1,072,503	1,192,874
Balance outstanding at end of period	775,473	1,080,516	775,473	1,080,516
Weighted average interest rate for the period	5.01%	4.77%	4.79%	4.87%
Weighted average interest rate at end of period	4.83%	4.75%	4.83%	4.75%
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
FHLB borrowings decreased $197.6 million to $358.2 million as of September 30, 2026 with a total capacity of $4.5 billion. As of December 31, 2025, FHLB borrowings stood at $555.8 million.
Subordinated Debentures and Notes
In August 2026, the Company sold $175.0 million of 6.25 fixed-to-floating rate subordinated notes due September 1, 2036. The Company is obligated to pay 6.25% interest semiannually between September 2026 and September 2031. Subsequently, the Company is obligated to pay 3-month CME term SOFR plus 2.15% quarterly until the notes mature in September 2036.
In September 2014, the Company sold $75.0 million of 6.0 fixed-to-floating rate subordinated notes due September 15, 2029. The Company is obligated to pay 3-month CME term SOFR plus spread adjustment of 0.26% plus 3.32% quarterly until the notes mature in September 2029. The notes were redeemed during September 2026.

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
The following table summarizes the Company's subordinated debentures and notes at the dates indicated.

				Carrying Amount
Issue Date	Rate	Maturity Date	Next Call Date	September 30, 2026	December 31, 2025
	(Dollars in Thousands)
June 26, 2003	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.10%	June 26, 2033	December 28, 2026	$5,011	$4,935
March 17, 2004	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 2.79%	March 17, 2034	December 17, 2026	4,849	4,902
June 30, 2005	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.85%	August 23, 2035	November 24, 2026	14,061	13,943
September 21, 2006	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 1.70%	December 15, 2036	December 15, 2026	7,301	7,232
September 15, 2014	Variable; 3-month CME term SOFR + spread adjustment of 0.26% + 3.32%	September 15, 2029	December 15, 2026	—	72,528
June 30, 2022	5.5% Fixed-to-Variable; 3-month CME term SOFR + 2.49%	July 1, 2032	June 30, 2027	98,379	95,032
August 20, 2026	6.25% Fixed-to-Variable; 3-month CME term SOFR + 2.15%	September 1, 2036	September 1, 2031	171,869	—
			Total	$301,470	$198,572

Other Borrowed Funds
In addition to advances from the FHLB and subordinated debentures and notes, the Company utilizes other funding sources as part of the overall liquidity strategy. Those funding sources include repurchase agreements, and committed and uncommitted lines of credit with several financial institutions.
As of September 30, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2026 and December 31, 2025, the Company did not have borrowings on outstanding uncommitted lines of credit.
As of September 30, 2026, the Company had $115.0 million in interest-bearing cash received on collateral from dealer counterparties. This compares to $33.1 million outstanding as of December 31, 2025. This cash collateralizes the fair value of the dealer side of derivative transactions.
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
The following table summarizes certain information concerning the Company's loan level derivatives, interest rate derivatives, risk participation agreements, and foreign exchange contracts at September 30, 2026 and December 31, 2025:

	At September 30, 2026	At December 31, 2025
	(Dollars in Thousands)
Interest rate derivatives (Notional amounts):	$48,397	$192,468
Loan level derivatives (Notional principal amounts):
Receive fixed, pay variable	$3,473,567	$3,505,840
Pay fixed, receive variable	3,473,567	3,505,840
Risk participation-out agreements	697,186	670,834
Risk participation-in agreements	144,887	153,185
Foreign exchange contracts (Notional amounts):
Buys foreign currency, sells U.S. currency	$11,468	$2,785
Sells foreign currency, buys U.S. currency	11,414	2,800
Fixed weighted average interest rate from the Company to counterparty	3.99%	4.03%
Floating weighted average interest rate from counterparty to the Company	4.65%	4.75%
Weighted average remaining term to maturity (in months)	54	56
Fair value:
Recognized as an asset:
Interest rate derivatives	$5	$185
Loan level derivatives	156,052	102,237
Risk participation-out agreements	210	532
Foreign exchange contracts	569	274
Recognized as a liability:
Interest rate derivatives	$37	$179
Loan level derivatives	177,329	115,937
Risk participation-in agreements	42	139
Foreign exchange contracts	98	258

Stockholders' Equity and Dividends
The Company's total stockholders' equity was $2.5 billion as of September 30, 2026 representing a $23.5 million increase compared to $2.5 billion at December 31, 2025. The increase for the nine months ended September 30, 2026 was primarily driven by net income of $171.8 million, offset by dividends paid by the Company of $81.1 million, and unrealized loss on securities available for sale of $71.4 million.
Stockholders' equity represented 11.52% of total assets as of September 30, 2026 and 10.75% of total assets as of December 31, 2025. Tangible stockholders' equity (total stockholders' equity less goodwill and identified intangible assets, net) represented 9.35% of tangible assets (total assets less goodwill and identified intangible assets, net) as of September 30, 2026 and 8.62% as of December 31, 2025.
The dividend payout ratio was 44.18% for the three months ended September 30, 2026, compared to (284.98%) for the same period in 2025.
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
Net Interest Income
Net interest income increased $68.3 million to $197.2 million for the three months ended September 30, 2026 from $128.9 million for the three months ended September 30, 2025. This increase reflects a $75.8 million increase in interest income on loans and leases, along with a $10.7 million increase in interest income in investment securities, partially offset by a $18.2 million increase in interest expense on deposits and borrowings. The increases year over year are primarily a result of the Transaction. Refer to “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2026 and September 30, 2025 — Interest Income” and “Results of Operations - Comparison of the Three-Month Period Ended September 30, 2026 and September 30, 2025 — Interest Expense - Deposit and Borrowed Funds” below for more details.
Net interest income increased $277.8 million to $581.1 million for the nine months ended September 30, 2026 from $303.4 million for the nine months ended September 30, 2025. This increase reflects a $321.1 million increase in interest income on loans and leases, along with a $43.7 million increase in interest income in investment securities, partially offset by a $87.0 million increase in interest expense on deposits and borrowings. The increases year over year are primarily a result of the Transaction. Refer to “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2026 and September 30, 2025 — Interest Income” and “Results of Operations - Comparison of the Nine-Month Period Ended September 30, 2026 and September 30, 2025 — Interest Expense - Deposit and Borrowed Funds” below for more details.

Net interest margin increased 23 basis points to 3.85% for the three months ended September 30, 2026 from 3.62% for the three months ended September 30, 2025. The Company's weighted average interest rate on loans decreased to 6.13% for the three months ended September 30, 2026 from 6.22% for the three months ended September 30, 2025.
Net interest margin increased 41 basis points to 3.82% for the nine months ended September 30, 2026 from 3.41% for the nine months ended September 30, 2025. The Company's weighted average interest rate on loans decreased to 6.03% for the nine months ended September 30, 2026 from 6.06% for the nine months ended September 30, 2025.
The yield on interest-earning assets decreased to 5.87% for the three months ended September 30, 2026 from 6.00% for the three months ended September 30, 2025. During the three months ended September 30, 2026, the Company recorded $0.4 million in prepayment penalties and late charges, which contributed one basis point to yields on interest-earning assets, compared to $0.9 million, or three basis points, for the three months ended September 30, 2025.
The yield on interest-earning assets decreased to 5.78% for the nine months ended September 30, 2026 from 5.81% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company recorded $1.5 million in prepayment penalties and late charges, which contributed one basis point to yields on interest-earning assets, compared to $2.4 million, or three basis points, for the nine months ended September 30, 2025.
The cost of interest-bearing liabilities decreased 42 basis points to 2.64% for the three months ended September 30, 2026 from 3.06% for the three months ended September 30, 2025. The cost of interest-bearing liabilities decreased 51 basis points to 2.65% for the nine months ended September 30, 2026 from 3.16% for the nine months ended September 30, 2025. Refer to "Financial Condition - Borrowed Funds" above for more details.
Management aims to position the balance sheet to be neutral to changes in interest rates. With the market's expectation for one additional FRB rate hike in 2026 and with the Treasury yield curve becoming steeper since the prior quarter end, management anticipates that the net interest margin will be stable in the near term.
Average Balances, Net Interest Income, Interest-Rate Spread and Net Interest Margin
The following table sets forth information about the Company's average balances, interest income and interest rates earned on average interest-earning assets, interest expense and interest rates paid on average interest-bearing liabilities, interest-rate spread and net interest margin for the three and nine months ended September 30, 2026 and September 30, 2025. Average balances are derived from daily average balances and yields include fees, costs and purchase-accounting-related premiums and discounts which are considered adjustments to coupon yields in accordance with GAAP.

	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,866,739	$20,403	4.37%	$1,165,022	$11,273	3.87%
Restricted equity securities	83,794	1,110	5.30%	73,853	1,467	7.95%
Short-term investments	820,295	7,780	3.79%	448,044	5,438	4.85%
Total investments	2,770,828	29,293	4.23%	1,686,919	18,178	4.31%
Commercial real estate loans (2)	9,786,763	144,375	5.77%	7,013,916	105,287	5.87%
Commercial loans (2)	2,996,699	48,836	6.38%	1,818,012	30,115	6.48%
Equipment financing (2)	1,015,449	20,138	7.93%	1,209,797	24,692	8.16%
Consumer loans (2)	3,916,588	57,959	5.91%	2,505,760	35,103	5.59%
Total loans and leases	17,715,499	271,308	6.13%	12,547,485	195,197	6.22%
Total interest-earning assets	20,486,327	300,601	5.87%	14,234,404	213,375	6.00%
Allowance for loan and lease losses	(238,424)			(166,924)
Non-interest-earning assets	1,796,955			1,142,600
Total assets	$22,044,858			$15,210,080
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$1,588,380	3,536	0.88%	$917,794	1,786	0.77%
Savings accounts	3,044,938	14,342	1.87%	2,201,808	12,867	2.32%
Money market accounts	5,471,341	35,041	2.54%	3,324,253	23,131	2.76%
Certificate of deposit accounts	4,075,397	35,397	3.45%	2,607,493	24,956	3.80%
Brokered deposit accounts	317,741	3,243	4.05%	823,059	9,161	4.42%
Total interest-bearing deposits (3)	14,497,797	91,559	2.51%	9,874,407	71,901	2.89%
Advances from the FHLB	461,293	4,451	3.78%	792,455	8,709	4.30%
Subordinated debentures and notes	258,936	5,042	7.79%	121,526	2,394	7.88%
Other borrowed funds	76,963	708	3.65%	42,303	551	5.16%
Total borrowed funds	797,192	10,201	5.01%	956,284	11,654	4.77%
Total interest-bearing liabilities	15,294,989	101,760	2.64%	10,830,691	83,555	3.06%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	3,829,078			2,414,119
Other non-interest-bearing liabilities	358,987			287,062
Total liabilities	19,483,054			13,531,872
Total stockholders' equity	2,561,804			1,678,208
Total liabilities and stockholders' equity	$22,044,858			$15,210,080
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		198,841	3.23%		129,820	2.94%
Less adjustment of tax-exempt income		1,688			970
Net interest income		$197,153			$128,850
Net interest margin (5)			3.85%			3.62%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.98% and 2.32% in the three months ended September 30, 2026 and September 30, 2025, respectively.
(4) Interest-rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income (tax equivalent basis) divided by average interest-earning assets.

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest (1)	Average Yield/ Cost	Average Balance	Interest (1)	Average Yield/ Cost
	(Dollars in Thousands)
Assets:
Interest-earning assets:
Debt securities	$1,767,860	$56,569	4.27%	$977,060	$24,839	3.39%
Marketable and restricted equity securities	87,970	3,462	5.25%	69,802	3,733	7.13%
Short-term investments	835,739	24,038	3.84%	304,870	10,275	4.49%
Total investments	2,691,569	84,069	4.16%	1,351,732	38,847	3.83%
Commercial real estate loans (2)	9,874,879	429,887	5.74%	6,071,163	259,666	5.64%
Commercial loans (2)	2,942,577	139,520	6.25%	1,449,490	70,600	6.42%
Equipment financing (2)	1,061,285	65,358	8.21%	1,243,492	75,696	8.12%
Consumer loans (2)	3,952,764	171,022	5.77%	1,873,834	77,401	5.51%
Total loans and leases	17,831,505	805,787	6.03%	10,637,979	483,363	6.06%
Total interest-earning assets	20,523,074	889,856	5.78%	11,989,711	522,210	5.81%
Allowance for loan and lease losses	(246,359)			(138,731)
Non-interest-earning assets	1,796,751			881,233
Total assets	$22,073,466			$12,732,213
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$1,539,776	10,688	0.93%	$729,035	3,825	0.70%
Savings accounts	3,045,217	41,999	1.84%	1,910,457	33,732	2.36%
Money market accounts	5,567,366	105,821	2.54%	2,571,233	50,708	2.64%
Certificate of deposit accounts	4,087,458	107,129	3.50%	2,127,184	62,986	3.96%
Brokered deposit accounts	266,394	7,937	3.98%	779,717	26,810	4.60%
Total interest-bearing deposits (3)	14,506,211	273,574	2.52%	8,117,626	178,061	2.93%
Advances from the FHLBB	560,108	16,298	3.84%	900,666	30,978	4.54%
Subordinated debentures and notes	219,199	12,323	7.50%	96,887	5,813	8.00%
Other borrowed funds	53,017	1,602	4.04%	53,177	1,988	5.00%
Total borrowed funds	832,324	30,223	4.79%	1,050,730	38,779	4.87%
Total interest-bearing liabilities	15,338,535	303,797	2.65%	9,168,356	216,840	3.16%
Non-interest-bearing liabilities:
Non-interest-bearing demand checking accounts (3)	3,836,271			1,919,100
Other non-interest-bearing liabilities	356,724			254,646
Total liabilities	19,531,530			11,342,102
Total stockholders' equity	2,541,936			1,390,111
Total liabilities and stockholders' equity	$22,073,466			$12,732,213
Net interest income (tax-equivalent basis) / Interest-rate spread (4)		586,059	3.13%		305,370	2.65%
Less adjustment of tax-exempt income		4,925			2,005
Net interest income		$581,134			$303,365
Net interest margin (5)			3.82%			3.41%
_________________________________________________________________________
(1) Tax-exempt income on debt securities, equity securities and industrial revenue bonds are included in commercial loans on a tax-equivalent basis.
(2) Loans on nonaccrual status are included in the average balances.
(3) Including non-interest-bearing checking accounts, the average interest rate on total deposits was 1.99% and 2.37% in the nine months ended September 30, 2026 and September 30, 2025, respectively.
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

	Three Months Ended September 30, 2026 as Compared to the Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest and dividend income:
Investments:
Debt securities	$7,517	$1,613	$9,130	$24,025	$7,705	$31,730
Marketable and restricted equity securities	181	(538)	(357)	841	(1,112)	(271)
Short-term investments	3,750	(1,408)	2,342	15,443	(1,680)	13,763
Total investments	11,448	(333)	11,115	40,309	4,913	45,222
Loans and leases:
Commercial real estate loans	40,863	(1,775)	39,088	165,536	4,685	170,221
Commercial loans and leases	19,181	(460)	18,721	70,786	(1,866)	68,920
Equipment financing	(3,874)	(680)	(4,554)	(11,167)	829	(10,338)
Consumer loans	20,589	2,267	22,856	89,038	4,583	93,621
Total loans	76,759	(648)	76,111	314,193	8,231	322,424
Total change in interest and dividend income	88,207	(981)	87,226	354,502	13,144	367,646
Interest expense:
Deposits:
NOW accounts	1,464	286	1,750	5,298	1,565	6,863
Savings accounts	4,294	(2,819)	1,475	16,870	(8,603)	8,267
Money market accounts	13,883	(1,973)	11,910	57,103	(1,990)	55,113
Certificate of deposit accounts	12,927	(2,486)	10,441	52,200	(8,057)	44,143
Brokered deposit accounts	(5,208)	(710)	(5,918)	(15,666)	(3,207)	(18,873)
Total deposits	27,360	(7,702)	19,658	115,805	(20,292)	95,513
Borrowed funds:
Advances from the FHLB	(3,302)	(956)	(4,258)	(10,428)	(4,252)	(14,680)
Subordinated debentures and notes	2,676	(28)	2,648	6,893	(383)	6,510
Other borrowed funds	353	(196)	157	(6)	(380)	(386)
Total borrowed funds	(273)	(1,180)	(1,453)	(3,541)	(5,015)	(8,556)
Total change in interest expense	27,087	(8,882)	18,205	112,264	(25,307)	86,957
Change in tax-exempt income	718	—	718	2,920	—	2,920
Change in net interest income	$60,402	$7,901	$68,303	$239,318	$38,451	$277,769

Interest Income

Loans and Leases

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest income—loans and leases:
Commercial real estate loans	$143,731	$104,979	$38,752	36.9%	$427,955	$259,150	$168,805	65.1%
Commercial loans	48,451	29,744	18,707	62.9%	138,475	69,512	68,963	99.2%
Equipment financing	20,138	24,692	(4,554)	(18.4)%	65,358	75,696	(10,338)	(13.7)%
Residential mortgage loans	45,618	25,057	20,561	82.1%	134,084	52,248	81,836	156.6%
Other consumer loans	12,340	10,045	2,295	22.8%	36,937	25,153	11,784	46.8%
Total interest income—loans and leases (1)	$270,278	$194,517	$75,761	38.9%	$802,809	$481,759	$321,050	66.6%
_________________________________________________________________________
(1) Change in tax-exempt income of $350 thousand and $1.4 million is excluded from the three and nine months ended tables above.
Total interest income from loans and leases was $270.3 million for the three months ended September 30, 2026, and represented a yield on total loans of 6.13%. This compares to $194.5 million of interest on loans and a yield of 6.22% for the three months ended September 30, 2025. The $75.8 million increase in interest income from loans and leases was primarily due to an increase of $76.8 million in the portfolio composition in origination volume, partially offset by a $0.6 million decrease in changes to interest rates and a decrease of $0.4 million in the change of tax-exempt income.
Total interest income from loans and leases was $802.8 million for the nine months ended September 30, 2026, and represented a yield on total loans of 6.03%. This compares to $481.8 million of interest on loans and a yield of 6.06% for the nine months ended September 30, 2025. The $321.1 million increase in interest income from loans and leases was primarily attributable to an increase of $314.2 million in the portfolio composition in origination volume and an $8.2 million increase in changes to interest rates, partially offset by a decrease of $1.4 million in the change of tax-exempt income.
Investments

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest income—investments:
Debt securities	$19,748	$10,984	$8,764	79.8%	$54,628	$24,440	$30,188	123.5%
Restricted equity securities	1,107	1,466	(359)	(24.5)%	3,456	3,731	(275)	(7.4)%
Short-term investments	7,780	5,438	2,342	43.1%	24,038	10,275	13,763	133.9%
Total interest income—investments (1)	$28,635	$17,888	$10,747	60.1%	$82,122	$38,446	$43,676	113.6%
_________________________________________________________________________
(1) Change in tax-exempt income of $368 thousand and $1.5 million is excluded from the three and nine months ended table above.
Total interest income from investments was $28.6 million for the three months ended September 30, 2026, compared to $17.9 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, the yield on total investments was 4.2% and 4.3%, respectively. The year over year increase in interest income on investments of $10.7 million, or 60.1%, was primarily driven by a $11.0 million increase due to volume and a $0.3 million decrease due to rates.
Total investment income was $82.1 million and $38.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. For the nine months ended September 30, 2026 and 2025, the yield on total investments was 4.2% and 3.8%, respectively. The year over year increase in interest income on investments of $43.7 million, or 113.6%, was primarily driven by a $38.8 million increase due to volume a $4.9 million increase due to rates.

Interest Expense—Deposits and Borrowed Funds

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Interest expense:
Deposits:
NOW accounts	$3,536	$1,786	$1,750	98.0%	$10,688	$3,825	$6,863	179.4%
Savings accounts	14,342	12,867	1,475	11.5%	41,999	33,732	8,267	24.5%
Money market accounts	35,041	23,131	11,910	51.5%	105,821	50,708	55,113	108.7%
Certificate of deposit accounts	35,397	24,956	10,441	41.8%	107,129	62,986	44,143	70.1%
Brokered deposit accounts	3,243	9,161	(5,918)	(64.6)%	7,937	26,810	(18,873)	(70.4)%
Total interest expense - deposits	91,559	71,901	19,658	27.3%	273,574	178,061	95,513	53.6%
Borrowed funds:
Advances from the FHLB	4,451	8,709	(4,258)	(48.9)%	16,298	30,978	(14,680)	(47.4)%
Subordinated debentures and notes	5,042	2,394	2,648	110.6%	12,323	5,813	6,510	112.0%
Other borrowed funds	708	551	157	28.5%	1,602	1,988	(386)	(19.4)%
Total interest expense - borrowed funds	10,201	11,654	(1,453)	(12.5)%	30,223	38,779	(8,556)	(22.1)%
Total interest expense	$101,760	$83,555	$18,205	21.8%	$303,797	$216,840	$86,957	40.1%
Deposits
For the three months ended September 30, 2026, interest expense on deposits increased $19.7 million, or 27.3%, compared to the same period in 2025. The increase in interest expense on deposits was driven by an increase of $27.4 million primarily driven by the growth in volume of average customer deposits partially offset by a decline in average brokered deposits, offset by a decrease of $7.7 million due to lower interest rates. For the three months ended September 30, 2026, the purchase accounting amortization on acquired deposits was $469.0 thousand and one basis point, compared to $602.0 thousand and two basis points for the same period in 2025.
Interest expense on deposits increased $95.5 million, or 53.6%, to $273.6 million for the nine months ended September 30, 2026 from $178.1 million for the nine months ended September 30, 2025. The increase in interest expense on deposits was driven by an increase of $115.8 million primarily driven by the volume of average customer deposits partially offset by a decline in average brokered deposits, offset by a $20.3 million decrease due to lower interest rates. Purchase accounting amortization on acquired deposits for the nine months ended September 30, 2026 was $1.8 million and one basis point, compared to $826.0 thousand and one basis point for the same period in 2025.
Borrowed Funds
For the three months ended September 30, 2026, interest expense on borrowed funds decreased $1.5 million, or 12.5% year over year. The cost of borrowed funds increased to 5.01% for the three months ended September 30, 2026 from 4.77% for the three months ended September 30, 2025. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $1.2 million due to borrowing rates and a decrease of $0.3 million due to volume. For the three months ended September 30, 2026, the purchase accounting amortization on acquired borrowed funds was $68 thousand, compared to $122 thousand for the same period in 2025.
During the nine months ended September 30, 2026, interest expense on borrowed funds decreased $8.6 million, or 22.1% year over year. The cost of borrowed funds decreased to 4.79% for the nine months ended September 30, 2026 from 4.87% for the nine months ended September 30, 2025. The decrease in interest expense on borrowed funds was primarily driven by a decrease of $5.0 million due to borrowing rates and a decrease of $3.5 million due to volume. For the nine months ended

September 30, 2026, purchase accounting amortization was $231 thousand on acquired borrowed funds, compared to amortization of $140 thousand for the nine months ended September 30, 2025.
Provision for Credit Losses
The provisions for credit losses are set forth below:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Provision (credit) for loan and lease losses:
Commercial real estate	$13,235	$5,040	$8,195	163%	$32,342	$7,507	$24,835	330.8%
Commercial	(4,862)	6,637	(11,499)	(173)%	3,977	18,224	(14,247)	(78.2)%
Consumer	96	(550)	646	(117)%	(14,669)	(239)	(14,430)	6,037.7%
Total provision (credit) for loan and lease losses	8,469	11,127	(2,658)	(24)%	21,650	25,492	(3,842)	(15.1)%
Provision (credit) for unfunded commitments (1)	406	9,141	(8,735)	(96)%	131	7,747	(7,616)	(98)%
Provision for investment securities available-for-sale	53	32	21	66%	15	47	(32)	(68.1)%
Total provision (credit) for credit losses	$8,928	$20,300	$(11,372)	(56)%	$21,796	$33,286	$(11,490)	(34.5)%
(1) Includes Merger Day 1 unfunded credit commitment totaling $8.4 million for the three and nine months ended September 30, 2025.
For the three months ended September 30, 2026, the provision for credit losses decreased $11.4 million to $8.9 million, compared to a provision for credit losses of $20.3 million for the three months ended September 30, 2025. The decrease in the provision for credit losses for the three months ended September 30, 2026 is primarily driven by a release in the provision for unfunded commitments.
For the nine months ended September 30, 2026 and September 30, 2025, the provision for credit and investment losses was $21.8 million and $33.3 million, respectively.
See management’s discussion of “Financial Condition — Allowance for Loan and Lease Losses” and Note 5, “Allowance for Credit Losses,” to the unaudited consolidated financial statements for a description of how management determined the allowance for loan and lease losses for each portfolio and class of loans.
Non-Interest Income
The following table sets forth the components of non-interest income:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Deposit fees	$8,594	$5,005	$3,589	71.7%	$25,451	$9,838	$15,613	158.7%
Loan fees	2,606	1,004	1,602	159.6%	7,591	1,869	5,722	306.2%
Loan level derivative income, net	1,094	635	459	72.3%	3,260	701	2,559	365.0%
Gain on sales of loans and leases held-for-sale	3,669	1,175	2,494	212.3%	10,227	1,463	8,764	599.0%
Wealth management fees	4,739	2,466	2,273	92.2%	14,063	5,378	8,685	161.5%
Other	5,297	2,060	3,237	157.1%	15,342	4,726	10,616	224.6%
Total non-interest income	$25,999	$12,345	$13,654	110.6%	$75,934	$23,975	$51,959	216.7%
Deposit fees increased $3.6 million, or 71.7%, to $8.6 million for the three months ended September 30, 2026, compared to $5.0 million for the same period in 2025, and increased $15.6 million, or 158.7%, to $25.5 million for the nine months ended

September 30, 2026, compared to $9.8 million for the same period in 2025, primarily driven by activity as a result of the Transaction.
Other income increased $3.2 million, or 157.1%, to $5.3 million for the three months ended September 30, 2026, compared to $2.1 million for the same period in 2025, and increased $10.6 million to $15.3 million for the nine months ended September 30, 2026 from $4.7 million for the same period in 2025, primarily driven by activity as a result of the Transaction.
Non-Interest Expense
The following table sets forth the components of non-interest expense:

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Compensation and employee benefits	$69,439	$49,999	$19,440	38.9%	$209,369	$120,999	$88,370	73.0%
Occupancy	12,380	6,921	5,459	78.9%	37,268	17,991	19,277	107.1%
Equipment and data processing	16,999	11,110	5,889	53.0%	55,426	24,963	30,463	122.0%
Professional services	2,659	2,114	545	25.8%	7,890	5,311	2,579	48.6%
FDIC insurance	2,841	1,971	870	44.1%	10,493	5,888	4,605	78.2%
Advertising and marketing	1,722	1,583	139	8.8%	4,553	3,822	731	19.1%
Amortization of identified intangible assets	8,126	3,587	4,539	126.5%	24,782	6,448	18,334	284.3%
Merger and restructuring expense	5,101	45,863	(40,762)	(88.9)%	18,126	47,273	(29,147)	(61.7)%
Other	13,427	6,148	7,279	118.4%	32,865	14,684	18,181	123.8%
Total non-interest expense	$132,694	$129,296	$3,398	2.6%	$400,772	$247,379	$153,393	62.0%
Merger and restructuring expense decreased $40.8 million, to $5.1 million for the three months ended September 30, 2026, compared to $45.9 million for the same period in 2025, and decreased $29.1 million, to $18.1 million for the nine months ended September 30, 2026, compared to $47.3 million for the same period in 2025. Excluding merger and restructuring expense, non-interest expense increased $44.2 million to $127.6 million for the three months ended September 30, 2026, compared to $83.4 million for the same period in 2025, and increased $182.5 million to $382.6 million for the nine months ended September 30, 2026, compared to $200.1 million for the same period in 2025, primarily driven by activity due to the Transaction.
Compensation and employee benefits expense increased $19.4 million, or 38.9%, to $69.4 million for the three months ended September 30, 2026, compared to $50.0 million for the same period in 2025, and increased $88.4 million, or 73.0%, to $209.4 million for the nine months ended September 30, 2026 from $121.0 million for the same period in 2025, primarily driven by activity due to the Transaction.
Equipment and data processing expense increased $5.9 million, or 53.0%, to $17.0 million for the three months ended September 30, 2026, compared to $11.1 million for the same period in 2025, and increased $30.5 million, or 122.0%, to $55.4 million for the nine months ended September 30, 2026 from $25.0 million for the same period in 2025, primarily driven by activity due to the Transaction.

Provision for Income Taxes

	Three Months Ended September 30,		Dollar Change	Percent Change	Nine Months Ended September 30,		Dollar Change	Percent Change
	2026	2025			2026	2025
	(Dollars in Thousands)
Income (loss) before provision for income taxes	$81,530	$(8,401)	$89,931	(1,070.5)%	$234,500	$46,675	$187,825	402.4%
(Benefit) provision for income taxes	20,348	(4,180)	24,528	(586.8)%	62,675	9,770	52,905	541.5%
Net income (loss)	$61,182	$(4,221)	$65,403	(1,549.5)%	$171,825	$36,905	$134,920	365.6%
Effective tax rate	25.0%	49.8%	N/A	(49.8)%	26.7%	20.9%	N/A	27.8%
The Company recorded an income tax expense of $20.3 million for the three months ended September 30, 2026, compared to an income tax benefit of $4.2 million for the three months ended September 30, 2025, representing effective tax rates of 25.0% and 49.8%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by income tax benefits having a proportionally smaller impact relative to the level of pre-tax income in 2026 as compared to the level of pre-tax loss in 2025.
The Company recorded an income tax expense of $62.7 million for the nine months ended September 30, 2026, compared to an income tax expense of $9.8 million for the nine months ended September 30, 2025, representing effective tax rates of 26.7% and 20.9%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by higher pre-tax income and Transaction related items, including the discrete tax impact of nondeductible expenses.
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
In the third quarter, the Company operated with decreased liquidity. Due to the Transaction, the Company shifted its balance sheet asset mix to include additional cash and available for sale securities. Management will continue to monitor the economic markets and evaluate changes to the Company’s liquidity position.
The Company held lower levels of on balance sheet liquidity in the form of cash and available for sale securities in the third quarter. Cash and equivalents at the end of the quarter were $771.4 million, or 3.5% of the balance sheet, compared to $2.0 billion, or 8.8% of the balance sheet, as of December 31, 2025. In general, in a normal operating environment, the Company seeks to maintain liquidity levels of cash, cash equivalents and investment securities available-for-sale of between 10% and 14% of total assets. As of September 30, 2026, cash, cash equivalents and investment securities available-for-sale totaled $2.7 billion, or 12.5% of total assets. This compares to $3.7 billion, or 16.1% of total assets, as of December 31, 2025.
Deposits, which are considered the most stable source of liquidity, totaled $18.2 billion as of September 30, 2026 and represented 95.9% of total funding (the sum of total deposits and total borrowings), compared to deposits of $19.5 billion, or 96.1% of total funding, as of December 31, 2025. Core deposits totaled $12.9 billion as of September 30, 2026 and represented 70.7% of total deposits, compared to Core deposits of $13.1 billion, or 67.0% of total deposits, as of December 31, 2025. Additionally, the Company had $374.7 million of brokered deposits as of September 30, 2026, which represented 2.1% of total deposits, compared to $410.4 million or 2.1% of total deposits, as of December 31, 2025. The Company offers attractive interest rates based on market conditions to increase deposits balances, while managing the cost of funds.
Borrowings are used to diversify the Company's funding mix and to support asset growth. When profitable lending and investment opportunities exist, access to borrowings provides a means to grow the balance sheet. Borrowings totaled $775.5 million as of September 30, 2026, representing 4.1% of total funding, compared to $788.4 million, or 3.9% of total funding, as of December 31, 2025. The growth in the balance sheet is driven by the Transaction, management will continue to monitor economic conditions and make adjustments to the balance sheet mix as appropriate.

As members of the FHLB, the Bank has access to both short- and long-term borrowings. As of September 30, 2026, the Company's total borrowing limit from the FHLB for advances and repurchase agreements was $4.5 billion, compared to $4.6 billion as of December 31, 2025.
As of September 30, 2026, the Bank also has access to funding through certain uncommitted lines via AFX as well as other large financial institution specific lines. As of September 30, 2026 and December 31, 2025, the Company had no borrowings on outstanding uncommitted lines of credit.
The Company has access to the Federal Reserve Discount Window to supplement its liquidity. The Company had $630.1 million of borrowing capacity at the FRB as of September 30, 2026. As of September 30, 2026, the Company did not have any outstanding borrowings with the FRB.
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

Capital Resources
As of September 30, 2026, the Company and the Bank are under the primary regulation of, and must comply with, the capital requirements of the FRB. Under these rules, the Company and the Bank are required to maintain a minimum common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital leverage ratio of 6.0%, a minimum total risk based capital ratio of 8% and a minimum Tier 1 leverage ratio of 4%. Additionally, the Company and the Bank are required to establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weighted assets, or face restrictions on the ability to pay dividends, pay discretionary bonuses, and to engage in share repurchases. As of September 30, 2026, the Company and the Bank exceeded all regulatory capital requirements, and the Bank was considered “well-capitalized” under prompt corrective action regulations.

The following table presents actual and required capital amounts and capital ratios as of September 30, 2026 for the Company and the Bank.

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required for Fully Phased in Capital Adequacy Purposes plus Capital Conservation Buffer		Minimum Required to be Considered “Well-Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
At September 30, 2026:
Beacon Financial Corporation
Common equity Tier 1 capital ratio (1)	$2,135,960	11.86%	$810,440	4.50%	$1,260,685	7.00%	N/A	N/A
Tier 1 leverage capital ratio (2)	2,166,541	9.99%	867,484	4.00%	867,484	4.00%	N/A	N/A
Tier 1 risk-based capital ratio (3)	2,166,541	12.03%	1,080,569	6.00%	1,530,806	8.50%	N/A	N/A
Total risk-based capital ratio (4)	2,636,786	14.64%	1,440,867	8.00%	1,891,138	10.50%	N/A	N/A
Beacon Bank & Trust
Common equity Tier 1 capital ratio (1)	$2,164,867	12.03%	$809,801	4.50%	$1,259,690	7.00%	$1,169,712	6.50%
Tier 1 leverage capital ratio (2)	2,164,867	9.98%	867,682	4.00%	867,682	4.00%	1,084,603	5.00%
Tier 1 risk-based capital ratio (3)	2,164,867	12.03%	1,079,734	6.00%	1,529,623	8.50%	1,439,646	8.00%
Total risk-based capital ratio (4)	2,364,864	13.14%	1,439,795	8.00%	1,889,732	10.50%	1,799,744	10.00%
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
The Company's interest-rate risk position is measured using both income simulation and interest-rate sensitivity "gap" analysis. Income simulation is the primary tool for measuring the interest-rate risk inherent in the Company's balance sheet at a given point in time by showing the effect on net interest income, over a twelve-month period, of a variety of interest-rate shocks. These simulations take into account repricing, maturity, and prepayment characteristics of individual products. The ALCO reviews simulation results to determine whether exposure resulting from changes in market interest rates remains within established tolerance levels over a one-year and two-year horizon, and develops appropriate strategies to manage this exposure. The Company's interest-rate risk analysis remains modestly asset-sensitive as of September 30, 2026.

The assumptions used in the Company’s interest-rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates.
As of September 30, 2026, net interest income simulation indicated that the Company's exposure to changing interest rates was within tolerance. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. The following table presents the estimated impact of interest-rate changes on the Company's estimated net interest income over the twelve-month periods indicated while maintaining a flat balance sheet:

	Estimated Exposure to Net Interest Income over Twelve-Month Horizon Beginning
	September 30, 2026		December 31, 2025
Change in Interest Rate Levels	Dollar Change	Percent Change	Dollar Change	Percent Change
	(Dollars in Thousands)
Up 400 basis points shock	$48,975	6.1%	$78,074	9.4%
Up 200 basis points ramp	14,696	1.8%	29,174	3.5%
Up 100 basis points ramp	7,605	0.9%	14,849	1.8%
Down 100 basis points ramp	(8,121)	(1.0)%	(14,389)	(1.7)%
Down 200 basis points ramp	(13,304)	(1.6)%	(30,008)	(3.6)%
Down 400 basis points shock	(55,151)	(6.8)%	(58,232)	(7.0)%
Asset sensitivity decreased at September 30, 2026 when compared to December 31, 2025 as a result of funding and asset mix changes, as well as modeling assumption changes for deposits and loans based on recent deposit and prepayment studies. The estimated impact of a 400 basis point instantaneous increase in market interest rates on the Company's estimated net interest income over a twelve-month horizon was 6.1% as of September 30, 2026, compared to 9.4% as of December 31, 2025. The estimated impact of a 400 basis point instantaneous decrease in market interest rates on the Company's estimated net interest income over a twelve-month horizon was (6.8)% as of September 30, 2026, compared to (7.0)% as of December 31, 2025.
The Company also utilizes interest-rate sensitivity "gap" analysis to provide a broader overview of its interest-rate risk profile. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. As of September 30, 2026, the Company’s one-year cumulative gap was a positive $949.9 million, or 4.72% of total interest-earning assets, compared to a positive $0.5 billion, or 2.14% of total interest-earning assets, as of December 31, 2025.
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

	Estimated Percent Change in Economic Value of Equity
Parallel Shock in Interest Rate Levels	At September 30, 2026	At December 31, 2025
Up 400 basis points	(5.8)%	(1.8)%
Up 200 basis points	(2.8)%	(0.7)%
Up 100 basis points	(1.2)%	0.1%
Down 100 basis points	0.8%	(1.1)%
Down 200 basis points	0.4%	(3.2)%
Down 400 basis points	(1.4)%	(10.1)%

The Company's EVE-at-risk is modestly less asset sensitive from December 31, 2025 to September 30, 2026 driven by changes to the funding and asset mix and modeling assumption changes to non-maturity deposit decay rates.

Item 4. Controls and Procedures

Controls and Procedures
Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), the Company has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control system was designed to provide reasonable assurance to its management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of its internal control over financial reporting as of the end of the period covered by this report. There has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
There are no threatened or pending legal proceedings other than those that arise in the normal course of business. As of September 30, 2026, we are not involved in any pending legal proceedings that, in the opinion of management, are expected to be material to the Company’s financial condition or results of operations.
Item 1A.    Risk Factors

There have been no material changes in the risk factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)        Not applicable.

b)        Not applicable.

c)        Not applicable.

Item 3. Defaults Upon Senior Securities

a)        None.

b)        None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

c) During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.3
Subordinated Indenture, dated as of August 20, 2026, by and between Beacon Financial Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibits to the Form 8-K as filed on August 20, 2026)

4.4
First Supplemental Indenture, dated as of August 20, 2026, by and between Beacon Financial Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibits to the Form 8-K as filed on August 20, 2026)

4.5	Form of 6.25% Fixed-to-Floating Rate Subordinated Notes due 2036 (included in Exhibit 4.2) (incorporated by reference from Exhibits to the Form 8-K as filed on August 20, 2026)

10.1	Consulting Agreement, dated September 18, 2026, between the Company and Paul A. Perrault (incorporated by reference from Exhibits to the Form 8-K as filed on September 21, 2026)

Exhibit 31.1*	Certification of Chief Executive Officer

Exhibit 31.2*	Certification of Chief Financial Officer

Exhibit 32.1**	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
_______________________________________________________________________________
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEACON FINANCIAL CORPORATION

Date: November 9, 2026	By:	/s/ Sean A. Gray
Sean A. Gray
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Carl M. Carlson
Carl M. Carlson
Chief Financial and Strategy Officer
(Principal Financial Officer and Principal Accounting Officer)